Form 10QSB
period 2001-03-31
MILLENNIUM DIRECT INC
filed 2001-05-21
CIK 1000598

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  for the quarterly period ended March 31, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission file number 0-30661

                             MILLENNIUM DIRECT, INC.

        (Exact name of Small Business Issuer as specified in its charter)

             Delaware                                         13-3786306
  -------------------------------                      -----------------------
  (State or other jurisdiction of                      (IRS Employer I.D. No.)
   incorporation or organization)

                    NCR 30-A, North Blenheim, New York 12131
                    (Address of principal executive offices)

                                 (607) 588-8882

                (Issuer's telephone number, including area code)

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of March 31, 2001 was 22,079,710.

                                     PART I

Item 1. Financial Statements. Attached.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2000

        Results of Operations

        Millennium recorded $8,629 in sales for the three months ended March 31, 2001, as compared with no sales for the three months ended March 31, 2000. Millennium's gross profit for these three months was $2,863 and $0, respectively. Operating expenses for the three months ended March 31, 2001 were $283,794 and $829,230 for the three months ended March 31, 2000. The significant items included in operating expenses for the three months ended March 31, 2001 and 2000 are as follows:

           EXPENSE DESCRIPTION         MARCH 31, 2001   MARCH 31, 2000
        Advertising                       $31,388             $211,135
        Depreciation and amortization      68,062               32,733
        Consulting fees                    83,442              394,353
        Professional fees                  18,000               36,565
        Travel and trade shows             24,479               60,825


        As a result, the net loss was $280,931 for the three months ended March 31, 2001 compared with a net loss of $829,230 for the three months ended March 31, 2000. As of March 31, 2001 Millennium had stockholders' equity of $921,541 and $792,601 for March 31, 2000. The changes in the stockholders equity was the result of additional investments made by shareholders via the sale of common stock and the issuance of stock to certain directors and consultants and reduced by the net loss.

================================================================================

        LIQUIDITY AND CAPITAL RESOURCES

        Millennium has financed its operations and met its capital requirements primarily through funds raised in private placements. The principal uses of operating cash are to further develop and produce Millennium's children's videos, as well as its skin care products marketed under the Theracel brand. In the event that the Company is unable to raise funds through private placements or from operations, Millennium's ability to conduct its operations as planned may become uncertain. The Company has entered into employment agreements with George Balis and Ardis Balis as of January 1, 2001 and are for a period of three years. These employment agreements include base salaries, expense allowances, bonuses and a portion of the pre-tax profit of Millennium as compensation for their services to Millennium, in addition to the opportunity to acquire additional shares of common stock. These employment agreements include non-competition and confidentiality provisions. These agreements will result in additional charges to the results of operations and will be funded through the general operations of the Company. During the next twelve months, Millennium expects to continue development of the new infomercial for the TheraCel products, as well as continue to develop new marketing channels for its line of video products. Millennium may raise additional funds from the issuance of new long- term debt, as well as through the sale of its securities. These sources of funds, as well as Millennium's existing cash reserves, are projected by management to be sufficient to fund its operations during the next twelve months. Millennium does not intend to incur any substantial research and development costs, acquisitions of assets or the employment of additional persons during the next twelve month period.

                                     PART II

Item 1. Legal Proceedings. None

Item 2. Changes in Securities. There are no reportable events relating to this item.

        In January 2001, Millennium issued 375,000 shares to officers and directors at par value ($.0001 per share), 450,334 shares to certain consultants valued at $.10 per share in consideration for marketing and computer internet and web-site consulting services rendered, and 4,935,334 shares of common stock to Ardis Balis at par value ($.0001 per share) to be in compliance with the terms of a prior acquisition agreement. All of these transactions were exempt from registration pursuant to Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. There are no reportable events relating to this item.

Item 5. Other Information.

     Pursuant to an Agreement and Plan of Reorganization (the "Acquisition Agreement") effective April 3, 2001, the Millennium Direct, Inc.("Millennium" or the "Company"), a Delaware corporation, acquired all the outstanding shares of common stock of Blue Capital Associates ("Blue Capital"), a Delaware corporation, from the shareholders thereof in an exchange for an aggregate of 1,162,090 shares of common stock of Millennium (the "Acquisition"). In connection therewith, Millennium agreed to advance up to $200,000 to a shareholder of Blue Capital. As of March 31, 2001, $100,000 had been advanced.

     The Acquisition was approved by the unanimous consent of the Board of Directors of Millennium on March 15, 2001. The Acquisition is intended to qualify as a reorganization within the meaning of Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended.

     Prior to the Acquisition, Millennium had 22,079,710 shares of common stock issued and outstanding and 23,241,800 shares issued and outstanding following the Acquisition.

     Upon effectiveness of the Acquisition, pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, Millennium elected to become the successor issuer to Blue Capital for reporting purposes under the Securities Exchange Act of 1934 and elects to report under the Act effective April 3, 2001. Millennium filed a report on Form 8-K with the Commission on April 18, 2001.

Item 6. Exhibits and Reports on Form 8-K.

    (A) No Reports on Form 8-K were filed during the quarter ending March 31, 2001.

    (B) None.

                    MILLENNIUM DIRECT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
================================================================================

                                                                            March 31,                   December 31,
                                                                              2001                         2000
                                                                           (Unaudited)                   (Audited)
                                                      ASSETS

CURRENT ASSETS:

  Cash                                                                         $  135,511                $  371,144
  Accounts receivable                                                               8,629                         -
  Notes receivable                                                                100,000                         -
                                                                               ----------                ----------
          TOTAL CURRENT ASSETS                                                    244,140                   371,144
                                                                               ----------                ----------

Property and equipment, net of accumulated
  depreciation of $14,496 in 2001 and $10,739 in 2000                               4,384                     5,004
                                                                               ----------                ----------

OTHER ASSETS:

  Intangible assets, net of accumulated amortization
   of $898,252 in 2001 and $830,850 in 2000                                       318,458                   385,900
  Video costs                                                                     262,583                   262,583
  Officer loan receivable                                                         361,455                   352,114
                                                                               ----------                ----------
          TOTAL OTHER ASSETS                                                      942,496                 1,000,597
                                                                               ----------                ----------

TOTAL ASSETS                                                                   $1,191,020                $1,376,795
                                                                               ==========                ==========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accrued expenses                                                             $   92,019                $   79,800
  Note payable, current portion of long-term debt                                 515,000                   515,000
                                                                               ----------                ----------
          TOTAL CURRENT LIABILITIES                                               607,019                   594,800
                                                                               ----------                ----------

TOTAL STOCKHOLDERS' EQUITY                                                        584,001                   781,945
                                                                               ----------                ----------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $1,191,020                $1,376,745
                                                                               ==========                ==========

================================================================================

                    MILLENNIUM DIRECT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
================================================================================

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                   2001                     2000

SALES                                                                          $   8,629                  $       -
COST OF GOODS SOLD                                                                 5,766                          -
                                                                               ---------                  ---------
GROSS PROFIT                                                                       2,863                          -
                                                                               ---------                  ---------


COSTS AND EXPENSES:

  Selling and marketing expenses                                                  31,388                    270,181
  General and administrative expenses                                            252,406                    559,049
                                                                               ---------                  ---------

TOTAL COSTS AND EXPENSES                                                         283,794                    829,230
                                                                               ---------                  ---------
NET LOSS                                                                       $(280,931)                 $(829,230)
                                                                               =========                  =========



BASIC LOSS PER SHARE                                                               $(.04)                    $(0.14)
                                                                               =========                  =========

DILUTED LOSS PER SHARE                                                             $(.04)                    $(0.14)
                                                                               =========                  =========

================================================================================

                    MILLENNIUM DIRECT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                        THREE MONTHS ENDED MARCH 31, 2001
                                   (Unaudited)
================================================================================


OPERATING ACTIVITIES:

  Net loss                                                                                             $(280,931)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
       Depreciation and amortization                                                                      68,062
  Changes in operating assets and liabilities:
       Accounts receivable                                                                                (8,629)
       Accrued expenses                                                                                   12,219
                                                                                                       ---------

NET CASH USED IN OPERATING ACTIVITIES                                                                   (209,279)
                                                                                                       ---------

FINANCING ACTIVITIES:

  Proceeds from sale of common stock                                                                      82,986
  Increase in notes receivable                                                                          (100,000)
  Increase in notes receivable - stockholder                                                              (9,340)
                                                                                                       ---------

NET CASH USED IN FINANCING ACTIVITIES                                                                    (26,354)
                                                                                                       ---------

DECREASE IN CASH                                                                                        (235,633)
CASH - BEGINNING OF PERIOD                                                                               371,144
                                                                                                       ---------

CASH - END OF PERIOD                                                                                   $ 135,511
                                                                                                       =========

===============================================================================

                    MILLENNIUM DIRECT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)
===============================================================================

1        CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated balance sheet at the end of the preceding year was derived from the audited consolidated balance sheet contained in the Company's prior year-end financial statements and is presented for comparative purposes. All other financial statements are unaudited. All unaudited amounts are subject to year-end adjustments and audit, but the Company believes all adjustments, consisting only of normal and recurring adjustments necessary to present fairly the financial condition, results of operations and changes in cash flows for the interim periods, have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

         Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with published rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the annual audited financial statements for the most recent fiscal year.

         The consolidated financial statements of Millennium Direct, Inc. and Subsidiaries Millennium (the "Company") are unaudited and reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period.

2 RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2000

         Results of Operations

         Millennium recorded $8,629 in sales for the three months ended March 31, 2001, as compared with no sales for the three months ended March 31, 2000. Millennium's gross profit for these three months was $2,863 and $0, respectively. Operating expenses for the three months ended March 31, 2001 were $283,794 and $829,230 for the three months ended March 31, 2000. The significant items included in operating expenses for the three months ended March 31, 2001 and 2000 are as follows:

                EXPENSE DESCRIPTION                          MARCH 31, 2001              MARCH 31, 2000
               Advertising                                       $31,388                   $211,135
               Depreciation and amortization                      68,062                     32,733
               Consulting fees                                    83,442                    394,353
               Professional fees                                  18,000                     36,565
               Travel and trade shows                             24,479                     60,825

         As a result, the net loss was $280,931 for the three months ended March 31, 2001 compared with a net loss of $829,230 for the three months ended March 31, 2000. As of March 31, 2001 Millennium had stockholders' equity of $921,541 and $792,601 for March 31, 2000. The changes in the stockholders equity was the result of additional investments made by shareholders via the sale of common stock and the issuance of stock to certain directors and consultants and reduced by the net loss.

================================================================================

3        LIQUIDITY AND CAPITAL RESOURCES

         Millennium has financed its operations and met its capital requirements primarily through funds raised in private placements conducted since 1996. Beginning in 1998 with its acquisition of UDL, Millennium has been able to finance, in part, operations from income. The principal uses of operating cash are to further develop and produce Millennium's children's videos, as well as its skin care products marketed under the Theracel brand. Millennium expects to be able to continue to raise funds through additional private placements. The Company also expects substantial profitability and cash flow from operations in the upcoming three months due to the new Marketer's programs. In the event that the Company is unable to raise funds through private placements or from operations, Millennium's ability to conduct its operations as planned may become uncertain. None of the Company's key employees have been subject to employment contracts to date. It is intended, that George Balis, Ardis Balis and John Rissi will execute employment agreements with Millennium in form and substance to be negotiated and agreed between Millennium and each such individual. These employment agreements are expected to be for terms of three months and to include base salaries, expense allowances, bonuses and a portion of the pre-tax profit of Millennium as compensation for their services to Millennium, in addition to the opportunity to acquire additional shares of common stock. These employment agreements are expected to include non-competition, confidentiality and non-raid provisions to be negotiated. It is not anticipated that these agreements will be drafted or negotiated prior to the first quarter of 2001. Among the factors which will be taken into consideration in determining the compensation package to be included in any such agreements, will be Millennium's revenues, gross profits and net income at the time such agreements are negotiated and as anticipated over the immediate future. These agreements will result in additional charges to the results of operations and will be funded through the general operations of the Company. During the next twelve months, Millennium expects to continue development of the new infomercial for the TheraCel products, as well as continue to develop new marketing channels for its line of video products. Millennium may raise additional funds from the issuance of new long- term debt, as well as through the sale of its securities. These sources of funds, as well as Millennium's existing cash reserves, are projected by management to be sufficient to fund its operations during the next twelve months. Millennium does not intend to incur any substantial research and development costs, acquisitions of assets or the employment of additional persons during the next twelve month period.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                           MILLENNIUM DIRECT, INC.

Date: May 21, 2001                         /s/ George Balis
                                           ---------------------
                                           George Balis, CEO