Form 10QSB
period 2001-06-30
MILLENNIUM DIRECT INC
filed 2001-08-21
CIK 1000598

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  for the quarterly period ended June 30, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission file number 0-30661

                             MILLENNIUM DIRECT, INC.

        (Exact name of Small Business Issuer as specified in its charter)

            Delaware                                        13-3786306
      ---------------------                               ------------------
(State or other jurisdiction of                           (IRS Employer I.D. No.)
 incorporation or organization)


                    HCR 30-A, North Blenheim, New York 12131
                    (Address of principal executive offices)

                                 (607) 588-8885

                (Issuer's telephone number, including area code)

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of June 30, 2001 was 23,241,800.

                                     PART I

Item 1. Financial Statements. Attached.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


     RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2000

     Results of Operations

     Millennium recorded $14,360 in sales for the six months ended June 30, 2001, as compared with no sales for the previous six months. Millennium's gross profit for these six months was $11,995 and $399,227, respectively. Operating expenses for the six months ended June 30, 2001 were $369,,760 and $399,227 for the six months ended June 30 2000. The decreased expenses were the result of a decrease in professional fees and advertising expenses incurred. The significant items included in operating expenses for the six months ended June 30, 2001 and 2000 are as follows:

     EXPENSE DESCRIPTION           JUNE 30, 2001            JUNE 30, 2000
   Advertising                        $73,068                   $272,341
   Depreciation and amortization      136,044                    136,124
   Professional fees                   33,000                     78,530
   Travel and trade shows              28,308                     32,777


     As a result, the net loss was $357,804 for the six months ended June 30, 2001 compared with a loss of $44,247 for the six months ended June 30,2000. As of June 30, 2001 Millennium had stockholders' equity of $884,668 and $7,142,254 for June 30, 2000. The changes in the stockholders equity were the result of additional investments made by shareholders via the sale of common stock and the issuance of stock to certain directors and consultants and reduced by the net loss.



     RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2000

     Results of Operations

     Millennium recorded $8,629 in sales for the three months ended March 31, 2001, as compared with no sales for the previous three months. Millennium's gross profit for these three months was $2,863 and $0, respectively. Operating expenses for the three months ended March 31, 2001 were $283,794 and $829,230 for the three months ended March 31, 2000. The decreased expenses were the result of a decrease in consulting and professional fees incurred. The significant items included in operating expenses for the three months ended March 31, 2001 and 2000 are as follows:

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

         As a result, the net loss was $280,931 for the three months ended March 31, 2001 compared with a loss of $829,230 for the three months ended March 31, 2000. As of March 31, 2001 Millennium had stockholders' equity of $921,541 and $792,601 for March 31, 2000. The changes in the stockholders equity was the result of additional investments made by shareholders via the sale of common stock and the issuance of stock to certain directors and consultants and reduced by the net loss.


         LIQUIDITY AND CAPITAL RESOURCES

         Millennium has financed its operations and met its capital requirements primarily through funds raised in private placements conducted since 1996. The principal uses of operating cash are to further develop and produce Millennium's children's videos, as well as its skin care products marketed under the Theracel brand. In the event that the Company is unable to raise funds through private placements or from operations, Millennium's ability to conduct its operations as planned may become uncertain. Millennium has entered into employment agreements with George Balis and Ardis Balis as of January 1, 2001. These employment agreements are for a term of three years and include base salaries and expense allowances. Pursuant to these agreements, each of them has agreed not to compete with Millennium for a period of one year following termination of the agreement. These agreements will result in additional charges to the results of operations and will be funded through the general operations of Millennium. During the next twelve months, Millennium expects to continue development of the new infomercial for the TheraCel products, as well as continue to develop new marketing channels for its line of video products. Millennium may raise additional funds from the issuance of new long- term debt, as well as through the sale of its securities. These sources of funds, as well as Millennium's existing cash reserves, are projected by management to be sufficient to fund its operations during the next twelve months. Millennium does not intend to incur any substantial research and development costs, acquisitions of assets or the employment of additional persons during the next twelve month period.

                                     PART II

Item 1. Legal Proceedings. None

Item 2. Changes in Securities. There are no reportable events relating to this item.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. There are no reportable events relating to this item.

Item 5. Other Information.



Item 6. Exhibits and Reports on Form 8-K.

     (A) Millennium filed a report on Form 8-K with the Commission on April 18, 2001. Pursuant to an Agreement and Plan of Reorganization (the "Acquisition Agreement") effective April 3, 2001, the Millennium Direct, Inc.("Millennium" or the "Company"), a Delaware corporation, acquired all the outstanding shares of common stock of Blue Capital Associates ("Blue Capital"), a Delaware corporation, from the shareholders thereof in an exchange for an aggregate of 1,162,090 shares of common stock of Millennium (the "Acquisition").

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

      (B)   None.

                             MILLENNIUM DIRECT, INC.

                                   Avon Plaza
                         North Blenheim, New York 12131











         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-SB and Article 10 of Regulation SB. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.


         It is management's opinion, however, that all material adjustments (consisting of normal recurring accruals) have been made which are necessary for a fair financial statement presentation. The results of the interim period are not necessarily indicative of the results to be expected for the year.


         For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-SB for the year ended December 31, 2000.







                                       MILLENNIUM DIRECT, INC.


                                       BY: George S. Balis, CEO


August 20, 2001

                             MILLENNIUM DIRECT, INC.

                                 BALANCE SHEETS

================================================================================


                                                                   June 30,      December 31,
                                                                     2001            2000
                                                                  (Unaudited)      (Audited)

                   ASSETS
CURRENT ASSETS:
  Cash                                                             $   40,423         $   371,144
  Accounts receivable                                                  14,630                   -
  Inventories                                                             350                   -
  Notes receivable                                                    387,500                   -
                                                                   ----------         -----------
          TOTAL CURRENT ASSETS                                        442,903             371,144
                                                                   ----------         -----------

Property and equipment, net of accumulated
  depreciation of $15,935 in 2001 and $10,739 in 2000                   3,764               5,004
                                                                   ----------         -----------

OTHER ASSETS:
  Intangible assets, net of accumulated amortization
   of $1,033,056 in 2001 and $587,500 in 2000                         251,096             385,900
  Video costs                                                         262,583             262,583
  Officer loan receivable                                             399,322             352,114
                                                                   ----------         -----------
          TOTAL OTHER ASSETS                                          913,001           1,100,597
                                                                   ----------         -----------

TOTAL ASSETS                                                       $1,359,668         $ 1,376,745
                                                                   ==========         ===========



            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued expenses                                                 $        -         $    79,800
  Note payable, current portion of long-term debt                     230,000             230,000
                                                                   ----------         -----------
          TOTAL CURRENT LIABILITIES                                   230,000             309,800
                                                                   ----------         -----------

LONG-TERM DEBT                                                        285,000             285,000
                                                                   ----------         -----------

TOTAL STOCKHOLDERS' EQUITY                                            844,668             781,945
                                                                   ----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $1,359,668         $ 1,376,745
                                                                   ==========         ===========

================================================================================

                        See notes to financial statements

                             MILLENNIUM DIRECT, INC

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
================================================================================


                                                   SIX MONTHS ENDED JUNE 30,
                                                    2001               2000

SALES                                               $  14,630          $445,945


COST OF GOODS SOLD                                      2,675            46,718
                                                    ---------          --------


GROSS PROFIT                                           11,955           399,227
                                                    ---------          --------


COSTS AND EXPENSES:
  Selling and marketing expenses                       32,175           272,341
  General and administrative expenses                 337,585           171,133
                                                    ---------          --------

TOTAL COSTS AND EXPENSES                              369,760           443,474
                                                    ---------          --------


NET LOSS                                            $(357,805)         $(44,247)
                                                    =========          ========



BASIC LOSS PER SHARE                                    $                 $
                                                    =========          ========

DILUTED LOSS PER SHARE                                  $                 $
                                                    =========          ========

================================================================================

                        See notes to financial statements

                             MILLENNIUM DIRECT, INC.

                             STATEMENT OF CASH FLOWS

                         SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)
================================================================================

OPERATING ACTIVITIES:
  Net loss                                                            $(357,805)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
       Depreciation and amortization                                    136,044
Changes in operating assets and liabilities:
       Accounts receivable                                              (14,630)
       Accrued expenses                                                 (79,800)
       Inventories                                                         (350)
                                                                     ----------

NET CASH USED IN OPERATING ACTIVITIES                                  (316,541)
                                                                     ----------




FINANCING ACTIVITIES:
  Proceeds from sale of common stock                                     83,027
  Increase in notes receivable                                          (50,000)
  Increase in notes receivable - stockholder                            (47,391)
                                                                     ----------

NET CASH USED IN FINANCING ACTIVITIES                                   (14,364)
                                                                     ----------



DECREASE IN CASH                                                       (330,905)

CASH - BEGINNING OF PERIOD                                              371,145
                                                                     ----------

CASH - END OF PERIOD                                                 $   40,240
                                                                     ==========

================================================================================

                        See notes to financial statements

                             MILLENNIUM DIRECT, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)
================================================================================



1        FINANCIAL STATEMENT

         The balance sheet at the end of the preceding year was derived from the audited balance sheet contained in the Company's prior year-end financial statements and is presented for comparative purposes. All other financial statements are unaudited. All unaudited amounts are subject to year- end adjustments and audit, but the Company believes all adjustments, consisting only of normal and recurring adjustments necessary to present fairly the financial condition, results of operations and changes in cash flows for the interim periods, have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

         Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with published rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the annual audited financial statements for the most recent fiscal year.

         The financial statements of Millennium Direct, Inc.are unaudited and reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        MILLENNIUM DIRECT, INC.


Date: August 17, 2001
                                                 /s/ George Balis
                                                 ----------------
                                                 George Balis, CEO