Form 10QSB/A
period 2001-03-31
MILLENNIUM DIRECT INC
filed 2002-10-23
CIK 1000598

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A

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



                    270 Larch Lane, Mahwah, New Jersey 07430
                    (Address of principal executive offices)

                                 (201) 379-7661

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of March 31, 2001 was 22,812,624.

                                     PART I

Item  1.  Financial  Statements.




                    MILLENNIUM DIRECT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
================================================================================

                                                        March 31,    December 31,
                                                          2001          2000
                                                       (Unaudited)   (Audited)
                                     ASSETS

CURRENT ASSETS:
  Cash                                                    $ 135,511  $   371,144
  Accounts receivable                                         8,629            -
                                                                  -            -
                                                        -----------  -----------
          TOTAL CURRENT ASSETS                              144,140      371,144
                                                        -----------  -----------

Property and equipment, net of accumulated
  depreciation of $14,496 in 2001 and $10,739 in 2001         4,384        5,004
                                                        -----------  -----------

OTHER ASSETS:
  Intangible assets, net of accumulated amortization
   of $898,252 in 2001 and $587,500 in 2001                 318,458      385,900
  Video costs                                               262,582      262,583
  Officer loan receivable                                   361,455      352,114
                                                        -----------  -----------
          TOTAL OTHER ASSETS                                942,495    1,100,597
                                                        -----------  -----------

TOTAL ASSETS                                            $ 1,091,019  $ 1,376,745
                                                        ===========  ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued expenses                                      $    92,019  $    79,800
  Note payable, current portion of long-term debt           230,000      230,000
                                                        -----------  -----------
          TOTAL CURRENT LIABILITIES                         322,019      309,800
                                                        -----------  -----------

LONG-TERM DEBT                                              285,000      285,000
                                                        -----------  -----------
TOTAL STOCKHOLDERS' EQUITY                                  484,000      781,945
                                                        -----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 1,091,019  $ 1,376,745
                                                        ===========  ===========

================================================================================

                        See notes to financial statements

                    MILLENNIUM DIRECT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
===============================================================================

                                                                          THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                           2001         2000


SALES                                                                    $8,629       $   -


COST OF GOODS SOLD                                                        5,766           -
                                                                      ---------    ---------


GROSS PROFIT                                                              2,863           -
                                                                      ---------    ---------



COSTS AND EXPENSES:
  Selling and marketing expenses                                         31,388       87,240
  General and administrative expenses                                   314,964      304,210
                                                                      ---------    ---------

TOTAL COSTS AND EXPENSES                                                346,489      391,450
                                                                      ---------    ---------


NET LOSS                                                              $(343,489)   $(391,450)
                                                                      ==========   ==========


BASIC LOSS PER SHARE                                                   $   (.04)   $  (0.02)
                                                                       =========   =========

DILUTED LOSS PER SHARE                                                 $   (.04)  $   (0.02)
                                                                       =========   =========
============================================================================================


                        See notes to financial statements

                    MILLENNIUM DIRECT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                        THREE MONTHS ENDED MARCH 31, 2001
                                  (Unaudited)
================================================================================



OPERATING ACTIVITIES:
  Net loss                                      $  (343,489)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
       Depreciation and amortization                 68,062
       Common stock issued for services              45,544
  Changes in operating assets and liabilities:
       Accounts receivable                           (8,629)
       Accrued expenses                              12,219
                                                ------------

NET CASH USED IN OPERATING ACTIVITIES            (2,226,293)
                                                ------------


FINANCING ACTIVITIES:
  Increase in notes receivable - stockholder         (9,341)
                                                ------------

NET CASH USED IN FINANCING ACTIVITIES                (9,341)
                                                ------------


DECREASE IN CASH                                   (235,634)

CASH - BEGINNING OF PERIOD                          371,145
                                                ------------

CASH - END OF PERIOD                            $   135,510
                                                ============
================================================================================


                        See notes to financial statements
                                      FS-3

                    MILLENNIUM DIRECT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2001
                                  (Unaudited)
================================================================================


1    CONSOLIDATED  FINANCIAL  STATEMENT

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

     The consolidated financial statements of Millennium Direct, Inc. and Subsidiaries are unaudited and reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period.

2 RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2000

     Results  of  Operations

     Millennium recorded $8,629 in sales for the three months ended March 31, 2001, as compared with no sales for the three months ended March 31, 2000. Millennium's gross profit for these three months was $2,863 and $0, respectively. Operating expenses for the three months ended March 31, 2001 were $314,964 and $391,450 for the three months ended March 31, 2000. The decreased expenses were the result of a decrease in consulting and professional fees incurred. The significant items included in operating expenses for the three months ended March 31, 2001 and 2001 are as follows:

     EXPENSE  DESCRIPTION           MARCH  31,  2001          MARCH  31,  2000
     Advertising                    $31,388                   $91,135
     Depreciation and amortization   68,062                    32,733
     Consulting fees                 83,442                    64,353
     Professional fees               18,000                    36,565
     Travel and trade shows          24,479                    60,825


     As a result, the net loss was $343,489 for the three months ended March 31, 2001 compared with a loss of $391,450 for the three months ended March 31, 2000. As of March 31, 2001 Millennium had stockholders' equity of $484,000 and $1,583,401 for March 31, 2000. The changes in the stockholders equity was the result of additional investments made by shareholders via the sale of common stock and the issuance of stock to certain directors and consultants and reduced by the net loss.

LIQUIDITY  AND  CAPITAL  RESOURCES

Millennium has financed its operations and met its capital requirements primarily through funds raised in private placements conducted since 1996.
Beginning in 1998 with its acquisition of UDL, Millennium has been able to finance, in part, operations from income. The principal uses of operating cash are to further develop and produce Millennium's children's videos, as well as its skin care products marketed under the Theracel brand. Millennium expects to generate cash flow from operations due to the anticipated direct television marketing of it's TheraCel skincare system. The Company may also seek to raise additional funds through private placements of equity, debt or a combination thereof. In the event that the Company is unable to raise funds through private placements or from operations, Millennium's ability to conduct its operations as planned may become uncertain. These sources of funds, as well as Millennium's existing cash reserves, are projected by management to be sufficient to fund its operations during the next twelve months. Millennium does not intend to incur any substantial research and development costs, acquisitions of assets or the employment of additional persons during the next twelve month period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Result of Operations for the Three Months Ended March 31, 2001 Compared to the
                        Three Months Ended March 31, 2000

Net sales, which are solely attributable to residual sales of our skin care products from previous campaigns totaled $8,629 for the three months ended March 31, 2001, an increase from $0 for the three months ended March 31, 2000.

Cost of sales totaled $5,766 for the three months ended March 31, 2001, as compared to cost of sales of $0 for the three months ended March 31, 2000. This increase is primarily the result of the increase in sales.

Operating expenses decreased by approximately $45,000 to approximately $346,000 during the three months ended March 31, 2001 from approximately $390,000 for the three months ended March 31, 2000 or approximately 11.5%. This decrease was primarily attributable to a decrease in selling and marketing expenses as discussed further below.

Selling and marketing expenses decreased approximately $56,000 to approximately $31,000 during the three months ended March 31, 2001 as compared to approximately $87,000 during the three months ended March 31, 2000. This decrease was the result of the termination of our relationship with our previous marketing companies.

General and administrative expenses increased approximately $10,700 to $314,964 during the three months ended March 31, 2001 as compared to $304,210 during the three months ended March 31, 2001. This increase was the result of increases in accounting and legal fees.

As a result of the above, the Company's net loss for the three months ended March 31, 2001 totaled $343,489 or $.04 per share compared to a net loss of $391,450 or $.02 per share for the three months ended March 31, 2000.

              Financial Condition, Liquidity and Capital Resources

Historically, we have financed our working capital requirements through internally generated funds, the sale of shares of our common stock, and proceeds from short-term borrowings, convertible debentures, and notes payable. As of March 31, 2001, we had a working capital deficit (current assets less current liabilities) of approximately $177,880. We believe we can continue operations for the next twelve months solely with the cash we have on hand and the continued repayments by the principal shareholders of their loan receivables. During the next twelve months, we expect to continue development of the new infomercial for the TheraCel products, as well as continue to develop new marketing channels for our line of video products. We may seek to issue corporate debt or equity securities in order to meet additional cash needs for the coming year. Any debt incurred or issued by us may be secured or unsecured, fixed or variable rate interest and may be subject to such terms as our board of directors deems prudent. Any sales of equity securities may be at or below current market rates for our common stock. We expect any proceeds from such additional credit or sale of securities to be used primarily in the marketing and development of our skin care products and children's videos, and in the reduction of short-term liabilities. No assurance can be given that we will be successful in generating sufficient capital from new borrowings or from the sale of our securities to adequately fund our liquidity needs.

We do not believe that inflation had a significant impact on our results of operations for the periods presented. On an ongoing basis, we attempt to minimize any effects of inflation on our operating results by controlling operating costs, and, whenever possible, seeking to insure that product price rates reflect increases in costs due to inflation.


                                     PART II

Item  1.  Legal  Proceedings.

          None.

Item  2.  Changes  in  Securities.

     In January 2001, Millennium issued 600,000 shares to officers and directors at par value ($.0001 per share), 150,334 shares to certain consultants valued at $.10 per share in consideration for marketing and computer internet and web-site consulting services rendered, and 4,952,334 shares of common stock to Ardis Balis at par value ($.0001 per share) to be in compliance with the terms of a prior acquisition agreement. All of these transactions were exempt from registration pursuant to Section 4(2) of the Securities Act.

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

Item  6.  Exhibits  and  Reports  on  Form  8-K.

     (A)  Exhibits:

     99.1 Certification of George Balis pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (B) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                  MILLENNIUM DIRECT, INC.

Date:  October  22,  2002                         /s/  George  Balis
                                                  ------------------

                                                  George Balis, CEO, Secretary
                                                  and  Principal  Accounting
                                                  Officer

                                 CERTIFICATIONS


I,  George  Balis,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of Millennium Direct, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date:  October  22,  2002



/s/  George  Balis
------------------
George  Balis
Title:  Chief  Executive  Officer,  Secretary
and  Principal  Accounting  Officer

EXHIBIT  99.1

                             MILLENNIUM DIRECT, INC.
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


In  connection  with  the  Quarterly  Report  of  Millennium  Direct,  Inc. (the
"Company") on Form 10-QSB for the period ending March 31, 2001, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George Balis, the Chief Executive Officer, Secretary, and Principal Accounting Officer of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





                            /s/  George  Balis
                            ------------------
                            George  Balis
                            CEO,  Secretary  and  Principal  Accounting  Officer



October  22,  2002