Form 10QSB/A
period 2001-06-30
MILLENNIUM DIRECT INC
filed 2002-10-23
CIK 1000598

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A

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

The number of shares of common stock outstanding as of June 30, 2001 was 23,974,714.

                                     PART I

ITEM  1.  FINANCIAL  STATEMENTS.

                    MILLENNIUM DIRECT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                        JUNE  30,   DECEMBER  31,
                                                          2001          2000
                                                       (UNAUDITED)    (AUDITED)
                                                       ------------  -----------

ASSETS



CURRENT ASSETS:

  Cash                                                 $     40,423  $   371,144

  Accounts receivable                                        14,630            -
                                                       ------------  -----------

          TOTAL CURRENT ASSETS                               55,053      371,144
                                                       ------------  -----------

Property and equipment, net of accumulated

  depreciation of $14,496 in 2001 and $10,739 in 2001         3,763        5,004
                                                       ------------  -----------




OTHER ASSETS:

  Intangible assets, net of accumulated amortization

   of $898,252 in 2001 and $587,500 in 2001                 251,096      385,900

  Video costs                                               262,582      262,583


  Officer loan receivable                                   399,322      352,114
                                                       ------------  -----------


          TOTAL OTHER ASSETS                                913,000    1,100,597
                                                       ------------  -----------


TOTAL ASSETS                                           $    971,816  $ 1,376,745
                                                       ============  ===========

                     LIABILITIES AND STOCKHOLDERS EQUITY


CURRENT LIABILITIES:

  Accrued expenses                                     $          -  $    79,800

  Note payable, current portion of long-term debt           230,000      230,000
                                                       ------------  -----------


          TOTAL CURRENT LIABILITIES                         230,000      309,800
                                                       ------------  -----------


LONG-TERM DEBT                                              285,000      285,000
                                                       ------------  -----------

TOTAL STOCKHOLDERS EQUITY                                   456,816      781,945
                                                       ------------  -----------

 TOTAL LIABILITIES AND STOCKHOLDERS EQUITY             $    971,816  $ 1,376,745
                                                       ============  ===========

                        See notes to financial statements

                    MILLENNIUM DIRECT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                     SIX MONTHS ENDED JUNE 30,
                                         2001         2000

SALES                                   $14,630        $-
                                   -------------  ------------




COST OF GOODS SOLD                         9,675           -



GROSS PROFIT                               4,955           -
                                   -------------  ------------


COSTS AND EXPENSES:

  Selling and marketing expenses          32,175     166,390
                                   -------------  ------------


  General and administrative expenses    343,453     542,533
                                   -------------  ------------


  Interest (income) expense                   --      (1,104)

  Impairment loss                        116,209          --
                                   -------------  ------------

TOTAL COSTS AND EXPENSES                 491,837     707,819
                                   -------------  ------------



NET LOSS                              $(486,882)  $ (707,819)
                                    ============  ============


BASIC LOSS PER SHARE                  $    (.04)  $    (0.02)
                                    ============  ============


DILUTED LOSS PER SHARE                $    (.04)  $    (0.02)
                                    ============  ============

                        See notes to financial statements
                                      FS-2

                    MILLENNIUM DIRECT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                               THREE  MONTHS  ENDED
                                    JUNE  30,
                                 2001       2000


SALES                           $6,001        $0
                            ------------ -----------


COST OF SALES                     3,909           0
                            ------------ -----------



GROSS PROFIT                      2,092           0
                            ------------ -----------


COSTS AND EXPENSES:

  Selling and marketing             787      79,150

  General and administrative     28,249     238,323

  Interest                            -      (1,104)

  Impairment loss               116,206           -
                            ------------ -----------

TOTAL COSTS AND EXPENSES        145,242     316,369
                            ------------ -----------

NET LOSS                      $(143,150)  $(316,369)
                            ============ ===========


BASIC LOSS PER SHARE          $    (.01)  $    (.02)
                            ============ ===========


DILUTED LOSS PER SHARE        $    (.01)  $    (.02)
                            ============ ===========


                        See notes to financial statements

                    MILLENNIUM DIRECT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                         SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)

================================================================================



OPERATING  ACTIVITIES:



  Net loss                                      $(486,882)

  Adjustments to reconcile net loss to net cash used in operating activities:

       Depreciation and amortization              136,229

       Common stock issued for services            45,544

  Changes in operating assets and liabilities:

       Accounts receivable                        (14,630)

       Accrued expenses                           (79,800)
                                               ------------



NET CASH USED IN OPERATING ACTIVITIES            (399,539)
                                               ------------


FINANCING ACTIVITIES:

  Increase in notes receivable - stockholder      (47,391)

  Issuance of common stock                        116,209
                                               ------------



NET CASH PROVIDED BY FINANCING ACTIVITIES          68,818
                                               ------------

DECREASE IN CASH                                 (330,721)

CASH - BEGINNING OF PERIOD                        371,144
                                               ------------

CASH - END OF PERIOD                            $  40,423
                                               ============
================================================================================

                        See notes to financial statements

                    MILLENNIUM DIRECT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 2001 AND 2001
                                   (Unaudited)
================================================================================



1     CONSOLIDATED  FINANCIAL  STATEMENT

The consolidated balance sheet at the end of the preceding year was derived from the audited consolidated balance sheet contained in the Companys prior year-end financial statements and is presented for comparative purposes. All other financial statements are unaudited. All unaudited amounts are subject to year-end adjustments and audit, but the Company believes all adjustments, consisting only of normal and recurring adjustments necessary to present fairly the financial condition, results of operations and changes in cash flows for the interim periods, have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

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

2 RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2000

RESULTS  OF  OPERATIONS

Millennium recorded $14,630 in sales for the six months ended June 30, 2001, as compared with no sales for the previous six months. Millenniums gross profit for these six months was $2,863 and $0, respectively. Operating expenses for the six months ended June 30, 2001 were $375,628 and $707,819 for the six months ended June 20, 2001. The decreased expenses were the result of a decrease in consulting and professional fees incurred. The significant items included in operating expenses for the six months ended June 30, 2001 and 2001 are as follows:


          EXPENSE  DESCRIPTION            JUNE 30, 2001          JUNE  30, 2000


            Advertising                       $44,216             $51,135

            Depreciation and amortization     136,229              65,466

            Consulting fees                    91,305             304,353

            Professional fees                  25,000              51,565

           Travel and trade shows              29,469              68,245



As a result, the net loss was $486,882 for the six months ended June 30, 2001 compared with a loss of $707,819 for the six months ended June 30, 2001. As of June 30, 2001 Millennium had stockholders equity of $456,816 and $1.267,032 for June 30, 2000. The changes in the stockholders equity was the result of additional investments made by shareholders via the sale of common stock and the issuance of stock to certain directors and consultants and reduced by the net loss.

In April 2001, the Company acquired all of the issued and outstanding stock of Blue Capital Associates, Inc. in exchange for stock valued at $116,206. The acquisition represented a public shell corporation and as such, the Company determined that there was no future value to this acquisition and has therefore provided for an impairment loss in the amount equal to the consideration paid for the shares

================================================================================


LIQUIDITY  AND  CAPITAL  RESOURCES

Millennium has financed its operations and met its capital requirements primarily through funds raised in private placements conducted since 1996.
Beginning in 1998 with its acquisition of UDL, Millennium has been able to finance, in part, operations from income. The principal uses of operating cash are to further develop and produce Millennium's children's videos, as well as its skin care products marketed under the Theracel brand. Millennium expects to generate cash flow from operations due to the anticipated direct television marketing of its TheraCel skincare system. The Company may also seek to raise additional funds through private placements of equity, debt or a combination thereof. In the event that the Company is unable to raise funds through private placements or from operations, Millennium's ability to conduct its operations as planned may become uncertain. These sources of funds, as well as Millennium's existing cash reserves, are projected by management to be sufficient to fund its operations during the next twelve months. Millennium does not intend to incur any substantial research and development costs, acquisitions of assets or the employment of additional persons during the next twelve month period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

Net sales, which are solely attributable to residual sales of our skin care products from previous campaigns totaled $14,630 for the six months ended June 30, 2001, as compared to sales of $0 for the six months ended June 31, 2000.

Cost of sales totaled $9,675 for the six months ended June 30, 2001 as compared to $0 for the six months ended June 30, 2000. This increase is primarily the result of the increase in sales.

Operating expenses decreased by approximately $215,982 to $491,837 during the six months ended June 30, 2001 from approximately $700,000 for the six months ended June 30, 2000 or approximately 30%. This decrease was primarily attributable to decreases in expenditures for consulting and professional fees and other operating expenses.

Selling and marketing expenses decreased approximately $134,000 to approximately $32,000 during the six months ended June 30, 2001 as compared to approximately $166,000 during the six months ended June 30, 2000. This decrease was the result of the termination of the relationship with our previous marketing companies with respect to our skin care products.

General and administrative expenses decreased approximately $199,000 to $343,453 during the six months ended June 30, 2001 as compared to $542,533 during the six months ended June 30, 2000. This decrease was the result of decreases in accounting and legal fees due to the lack of fees related to the Company's withdrawn Form 10-SB and amendments thereto.

In April 2001, we acquired all of the issued and outstanding shares of common stock of Blue Capital Associates, Inc. in exchange for 1,162,090 shares of our common stock. Prior to the acquisition, on March 5, 2001, we effectuated a 2 for 1 forward split of our common stock. The 2 for 1 split was carried out to enhance shareholder loyalty and interest in the Company

We recorded an impairment loss of $116,206 during the six months ended June 30, 2001 as compared to no such loss for the six months ended June 30, 2000.

As a result of the above, the Company's net loss for the six months ended June 30, 2001 totaled $486,882 or $.04 per share compared to a net loss of $707,819 or $.02 per share for the six months ended June 30, 2000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000

Net sales, which are solely attributable to residual sales of our skin care products from previous campaigns totaled $6,001 for the three months ended June 30, 2001; an increase from $0 for the three months ended June 31, 2000.

Operating expenses decreased by $171,107 to approximately $145,242 during the three months ended June 30, 2001 from approximately $316,000 for the three months ended June 30, 2000. This decrease was primarily attributable to decreases in expenditures for consulting and professional fees and other operating expenses.

Cost  of  sales  totaled  $3,909  for  the  three months ended June 30, 2001; an
increase of from $0 for the three months ended June 30, 2000.   This increase is
largely  attributable  to  the  increase  in  sales.

Selling and marketing expenses decrease approximately $78,360 to approximately $780 during the three months ended June 30, 2001 as compared to approximately $79,000 during the three months ended June 30, 2000. This decrease is attributable to the reason described in the six-month comparison.

General and administrative expenses decreased approximately $209,000 to approximately $28,000 during the three months ended June 30, 2001 as compared to approximately $238,000 during the three months ended June 30, 2000 due to the reasons described in the six-month comparison.

As a result of the above, the Company's net loss for the three months ended June 30, 2001 totaled $143,150 compared to a net loss of $316,369 for the three months ended June 30, 2000.

               FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCE

Historically, we have financed our working capital requirements through internally generated funds, the sale of shares of our common stock, and proceeds from short-term borrowings, convertible debentures, and notes payable. As of June 30, 2001, we had a working capital deficit (current assets less current liabilities) of approximately $174,950. We believe we can continue operations for the next twelve months solely with the cash we have on hand and the continued repayments by the principal shareholders of their loan receivables. During the next twelve months, we expect to continue development of the new infomercial for the TheraCel products, as well as continue to develop new marketing channels for our line of video products. We may seek to issue corporate debt or equity securities in order to meet additional cash needs for the coming year. Any debt incurred or issued by us may be secured or unsecured, fixed or variable rate interest and may be subject to such terms as our board of directors deems prudent. Any sales of equity securities may be at or below current market rates for our common stock. We expect any proceeds from such additional credit or sale of securities to be used primarily in the marketing and development of our skin care products and children's videos, and in the reduction of short-term liabilities. No assurance can be given that we will be successful in generating sufficient capital from new borrowings or from the sale of our securities to adequately fund our liquidity needs.

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

          None.

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

Prior to the Acquisition, Millennium had 22,812,624 shares of common stock issued and outstanding and 23,974,714 shares issued and outstanding following the Acquisition.

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


                                               MILLENNIUM DIRECT, INC.

Date:  October  22,  2002                      /s/  George  Balis
                                              ------------------------
                                              George  Balis,  CEO,  Secretary
                                              and  Principal  Accounting
                                              Officer

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



/s/  George  Balis
----------------------
George  Balis
Title:  Chief  Executive  Officer,  Secretary
and  Principal  Accounting  Officer

EXHIBIT  99.1

                             MILLENNIUM DIRECT, INC.
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Millennium Direct, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2001, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George Balis, the Chief Executive Officer, Secretary, and Principal Accounting Officer of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



                                             /s/  George  Balis
                                             ------------------------
                                             George  Balis

                                             CEO,  Secretary  and  Principal
                                             Accounting  Officer
October  22,  2002