Form 10QSB
period 2001-09-30
MILLENNIUM DIRECT INC
filed 2002-10-23
CIK 1000598

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                for the quarterly period ended September 30, 2001

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

The number of shares of common stock outstanding as of September 30, 2002 was 23,974,714.

                                     PART I

ITEM  1.  FINANCIAL  STATEMENTS.

                    MILLENNIUM DIRECT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
================================================================================



                                                        SEPTEMBER    DECEMBER  31,
                                                        30,  2001       2000
                                                       (UNAUDITED)    (AUDITED)
                                                       ------------  -----------
                         ASSETS




CURRENT ASSETS:

  Cash                                                 $     46,240  $   371,144
                                                       ------------  -----------

  Accounts receivable                                        11,090            -
                                                       ------------  -----------

          TOTAL CURRENT ASSETS                               57,330      371,144
                                                       ------------  -----------
Property and equipment, net of accumulated
  depreciation of $14,496 in 2001 and $10,739 in 2001         3,142        5,004
                                                       ------------  -----------
OTHER ASSETS:

  Intangible assets, net of accumulated amortization
   of $898,252 in 2001 and $587,500 in 2001                 184,735      385,900
                                                       ------------  -----------


  Video costs                                               262,582      262,583
                                                       ------------  -----------


  Officer loan receivable                                   363,210      352,114
                                                       ------------  -----------


          TOTAL OTHER ASSETS                                810,527    1,100,597
                                                       ------------  -----------


TOTAL ASSETS                                           $    870,999  $ 1,376,745
                                                       ============  ===========
                 LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES:

  Accrued expenses                                     $          -  $    79,800
                                                       ------------  -----------

  Note payable, current portion of long-term debt           230,000      230,000
                                                       ------------  -----------

          TOTAL CURRENT LIABILITIES                         230,000      309,800
                                                       ------------  -----------

LONG-TERM DEBT                                              285,000      285,000
                                                       ------------  -----------


TOTAL STOCKHOLDERS EQUITY                                   355,999      781,945
                                                       ------------  -----------

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY              $    870,999  $ 1,376,745
                                                       ------------  -----------
================================================================================

                        See notes to financial statements
                                      FS-1


                    MILLENNIUM DIRECT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
================================================================================



                                  NINE MONTHS ENDED SEPTEMBER 30,

                                         2001        2000



SALES                                    $16,540      $     -
                                      ------------- -----------



COST OF GOODS SOLD                        10,282            -
                                      ------------- -----------



GROSS PROFIT                               6,258            -
                                      ------------- -----------


COSTS AND EXPENSES:

  Selling and marketing expenses          36,544      232,610
                                      ------------- -----------


  General and administrative expenses    441,204      736,589
                                      ------------- -----------


   Interest (income) expense               --          (6,780)


   Impairment loss                       116,209        --
                                      ------------- -----------

TOTAL COSTS AND EXPENSES                 593,957      962,419
                                      ------------- -----------

NET LOSS                               $(587,699)   $(962,419)
                                      ============= ===========

BASIC LOSS PER SHARE                   $    (.04)   $   (0.03)
                                      ============= ===========


DILUTED LOSS PER SHARE                 $    (.04)   $   (0.03)
                                      ============= ===========
                       See notes to financial statements
                                      FS-2

                    MILLENNIUM DIRECT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                THREE  MONTHS  ENDED
                                   SEPTEMBER 30,
                                 2001        2000

SALES                         $   1,910   $       0




COST OF SALES                       607           0
                              ---------- ----------


GROSS PROFIT                      1,303           0
                              ---------- ----------


COSTS AND EXPENSES:


  Selling and marketing           4,369      66,220


  General and administrative     97,751     194,056

  Interest                                   (5,676)





TOTAL COSTS AND EXPENSES        102,120     254,600
                              ---------- ----------


NET LOSS                      $(100,817)  $(254,600)
                              ==========  ==========



BASIC LOSS PER SHARE          $    (.01)  $    (.02)
                              ==========  ==========




DILUTED LOSS PER SHARE        $    (.01)  $    (.02)
                              ==========  ==========
                        See notes to financial statements
                                      FS-3

                    MILLENNIUM DIRECT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)
================================================================================

OPERATING  ACTIVITIES:


  Net loss                                      $(587,699)
  Adjustments to reconcile net loss to net cash used in operating activities:

       Depreciation and amortization              203,028

       Common stock issued for services            45,544

  Changes in operating assets and liabilities:

       Accounts receivable                        (11,090)

       Accrued expenses                           (79,800)
                                                -----------


NET CASH USED IN OPERATING ACTIVITIES            (430,017)
                                                -----------

FINANCING ACTIVITIES:

  Increase in notes receivable - stockholder      (11,096)

  Issuance of common stock                        116,209
                                                -----------


NET CASH PROVIDED BY FINANCING ACTIVITIES         105,113
                                                -----------

DECREASE IN CASH                                 (324,904)

CASH - BEGINNING OF PERIOD                        371,144
                                                -----------

CASH - END OF PERIOD                            $  46,240
                                                ===========
                        See notes to financial statements

                    MILLENNIUM DIRECT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

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

2 RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2000


RESULTS  OF  OPERATIONS

Millennium recorded $16,540 in sales for the nine months ended September 30, 2001, as compared with no sales for the previous nine months. Millenniums gross profit for these nine months was $6,258 and $0, respectively. Operating expenses for the nine months ended September 30, 2001 were $477,748 and $962,419 for the nine months ended September 30, 2000. The decreased expenses were the result of a decrease in consulting and professional fees incurred. The significant items included in operating expenses for the nine months ended September 30, 2001 and 2000 are as follows:




     EXPENSE  DESCRIPTION           SEPT 30, 2001     SEPT 30, 2000


     Advertising                       $49,205          $54,020

     Depreciation and amortization     203,028           98,434

     Consulting fees                   104,492          344,001

     Professional fees                  37,000           87,202

     Travel and trade shows             36,771           71,316


As a result, the net loss was $587,699 for the nine months ended September 30, 2001 compared with a loss of $962,419 for the nine months ended September 30, 2000. As of September 30, 2001 Millennium had stockholders equity of $355,999 and $1,012,432 for September 30, 2000. The changes in the stockholders equity was the result of additional investments made by shareholders via the sale of common stock and the issuance of stock to certain directors and consultants and reduced by the net loss.

In  April  2002,  we  acquired  all  of the issued and outstanding stock of Blue
Capital Associates, Inc. in exchange for stock valued at $116,206. The acquisition represented a public shell corporation and as such, we determined that there was no future value to this acquisition and we have therefore provided for an impairment loss in the amount equal to the consideration paid for the shares.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

Net sales, which are solely attributable to residual sales of our skin care products from previous campaigns totaled $16,540 for the nine months ended
September  30,  2001,  as  compared  to  $0 sales for the nine months ended
September  31,  2000.

Cost of sales totaled $10,282 for the nine months ended September 30, 2001 as compared to $0 for the nine months ended September 30, 2000. This increase is primarily the result of having sales.

Operating expenses decreased by approximately $368,000 to $593,957 during the nine months ended September 30, 2001 from $962,419 for the nine months ended September 30, 2000 or approximately 38%. This decrease was primarily attributable to decreases in expenditures for consulting and professional fees and other operating expenses as further discussed below.

Selling and marketing expenses decreased approximately $196,000 to approximately $36,500 during the nine months ended September 30, 2001 as compared to approximately $232,600 during the nine months ended September 30, 2000. This decrease was primarily the result of the terminations of relationships with our previous marketing companies with respect to our skin care products.

General and administrative expenses decreased $295,385 to $441,204 during the nine months ended September 30, 2001 as compared to $736,589 during the nine months ended September 30, 2000. This decrease was the result of decreases in accounting and legal fees due to the lack of fees related to the Company's withdrawn Form 10-SB and amendments thereto.

In April 2001, we acquired all of the issued and outstanding shares of common stock of Blue Capital Associates, Inc. in exchange for 1,162,090 shares of our common stock. Prior to the acquisition, on March 5, 2001, we effectuated a 2 for 1 forward split of our common stock. The 2 for 1 split was carried out to enhance shareholder loyalty and interest in the Company.

We  recorded  an  impairment  loss  of  $116,206  during  the  nine months ended
September  30,  2001  as  compared  to  no  such  loss for the nine months ended
September  30,  2000.

As a result of the above, the Company's net loss for the nine months ended September 30, 2001 totaled $587,699 or $.04 per share compared to a net loss of $962,419 or $.03 per share for the nine months ended September 30, 2000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

Net sales, which are solely attributable to residual sales of our skin care products from previous campaigns totaled $1,910 for the three months ended September 30, 2001; an increase from $0 for the three months ended September 31, 2000.

Operating expenses decreased by approximately $152,500 to $102,120 during the three months ended September 30, 2001 from $254,600 for the three months ended September 30, 2000. This decrease was primarily attributable to decreases in expenditures for consulting and professional fees and selling and marketing expenses.

Cost of sales totaled $607 for the three months ended September 30, 2001; an increase from $0 for the three months ended September 30, 2000. This increase is largely attributable to the increase in sales.

Selling and marketing expenses decrease $61,851 to $4,369 during the three months ended September 30, 2001 as compared to $66,220 during the three months ended September 30, 2000. This decrease is attributable to the reason described in the nine-month comparison.

General  and  administrative  expenses  decreased  by  $96,000  to approximately
$97,000 during the three months ended September 30, 2001 as compared to approximately $194,000 during the three months ended September 30, 2000 due to the reasons described in the nine-month comparison.

As a result of the above, the Company's net loss for the three months ended September 30, 2001 totaled $100,817 compared to a net loss of $254,600 for the three months ended September 30, 2000.

               FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCE

Historically, we have financed our working capital requirements through internally generated funds, the sale of shares of our common stock, and proceeds from short-term borrowings, convertible debentures, and notes payable. As of September 30, 2001, we had a working capital deficit (current assets less current liabilities) of $172,670. We believe we can continue operations for the next twelve months solely with the cash we have on hand and the continued repayments by the principal shareholders of their loan receivables. During the next twelve months, we expect to continue development of the new infomercial for the TheraCel products, as well as continue to develop new marketing channels for our line of video products. We may seek to issue corporate debt or equity securities in order to meet additional cash needs for the coming year. Any debt incurred or issued by us may be secured or unsecured, fixed or variable rate interest and may be subject to such terms as our board of directors deems prudent. Any sales of equity securities may be at or below current market rates for our common stock. We expect any proceeds from such additional credit or sale of securities to be used primarily in the marketing and development of our skin care products and children's videos, and in the reduction of short-term liabilities. No assurance can be given that we will be successful in generating sufficient capital from new borrowings or from the sale of our securities to adequately fund our liquidity needs.

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

(B)       Reports  on  Form  8-K:  None.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                MILLENNIUM DIRECT, INC.

Date:  October  22,  2002                       /s/  George  Balis
                                                -------------------
                                                George  Balis,  CEO,  Secretary
                                                and  Principal  Accounting
                                                Officer

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

                             MILLENNIUM DIRECT, INC.
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


In  connection  with  the  Quarterly  Report  of  Millennium  Direct,  Inc. (the
"Company") on Form 10-QSB for the period ending September 30, 2001, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George Balis, the Chief Executive Officer, Secretary, and Principal
Accounting Officer of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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