Form 10KSB
period 2001-12-31
MILLENNIUM DIRECT INC
filed 2002-10-23
CIK 1000598

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934,
                  for the fiscal year ended December 31, 2001.

                         Commission file number 0-30661

                             MILLENNIUM DIRECT, INC.
                         (Name of Small Business Issuer)

             State or Other Jurisdiction of Incorporation: Delaware

                   IRS Employer Identification No.: 06-1579927


       270  Larch  Lane,  Mahwah,  New  Jersey                        07430
                  (Address of Principal Executive Offices)          (Zip Code)

                                 (201) 379-7661
                 (Issuer's Telephone Number, Including Area Code)

Securities  registered  under  Section  12(b)  of  the  Exchange  Act:  None

Securities  registered  under  Section  12(g) of the Exchange Act:  Common Stock


                                                   Name  of  Each  Exchange
          Title  of  Each  Class                    on  Which  Registered
          ----------------------                    ---------------------

          Common  Stock,                                None
          par  value  $.0001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's  revenues  for  its  most  recent  fiscal  year  were:  $20,620.

As of October 3, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold is $18,356.

The number of shares outstanding of the Company's common stock, as of October 3, 2002 is 23,974,714.

                                     PART I

                             DESCRIPTION OF BUSINESS

     We were incorporated in the State of Delaware on September 13, 1994 as Kid Rom, Inc. ("KRI"). KRI initially developed, produced and distributed entertaining and educational videos for the toddler, children and teenage markets. In February 1998, KRI acquired UltraDerma, Ltd. ("UDL"), a company which develops, markets and distributes skin care products. On November 18, 1999, KRI changed its name from Kid Rom, Inc. to Millennium Direct, Inc. Millennium's corporate office is located at 270 Larch Lane, Mahwah, N.J. 07430.

     We currently operate two divisions: 1) skin care products (the business of UDL acquired on February 1, 1998); and 2) entertaining and educational videos (KRI's business since incorporation).

     Skin  care  products
     --------------------

     Our TheraCel pro-cellular formula product is designed to hydrate skin cells and eliminate the appearance of wrinkles and other signs of aging. Pursuant to an agreement with the manufacturer of the pro-cellular formula, we have exclusive licensing rights to market, distribute and sell our pro-cellular formula in North America and the exclusive world wide right to market our product under the TheraCel brand name to the rest of the world. TheraCel is an all natural product that does not use any acid-based ingredients or any invasive procedures. The initial agreement granting us the rights to the pro-cellular formula was for a five (5) year term and expired May 1, 2002. On May 14, 2002, the parties entered into an extension of this agreement for an additional three
(3)  year  period.

     Along with the pro-cellular formula, we currently market: (i) a day moisturizer, (ii) a night moisturizer, (iii) a soap, and (iv) a moisturizer for dry or damaged skin. These five products consist of what we call the TheraCel Skincare System. In addition to these TheraCel brand products, we own a patent on a pillow and a related pillow case designed to help minimize the facial wrinkles some women experience after a night of sleep. This pillow is marketed under the name "The Anti-Wrinkle Pillow."

     We contract with outside sources for the manufacturing, bottling, packaging and distribution of our skin care products. We are not dependent on any particular manufacturer, bottler, or packager for our products. Except for the pro-cellular formula, all products are manufactured and bottled to our specifications and formulas and can be manufactured and bottled by several manufacturers and bottlers. The pro-cellular formula has been manufactured for us by a French laboratory and bottled for us in Canada; however we are considering having the formula bottled in the United States in connection with our anticipated upcoming marketing campaign. If any of our suppliers were to decide not to provide us with product or bottling, for whatever reason, we believe we could replace them without any significant interference with our cosmetic business.

     We market these products exclusively through direct response television. By direct response television method of distribution (or infomercial) we mean the selling and marketing of product directly to the consumer through 30-minute advertisements in which the consumer is requested to purchase the product directly by responding to a telephone number, address or web site advertised during the commercial. This is in contrast to regular television advertisements where the consumer is urged to purchase the product through retail outlets. We believe companies may elect the direct response television method of distribution for a number of reasons. Among them are:

    -it  is  an  effective  medium  to  tap  into  impulse  buying;
    -generally,  it  is  less  expensive  to  launch  a  new  product;
    -it  may  lay  the  foundation  for  a  successful retail campaign after the product  gains  name  recognition;
    -through media testing, one may assess the likelihood of potential sales; -the return on product investment may be faster; and -one may gain a direct list of customers to whom other products may be marketed.

     Our target market for our skin care products is primarily women between the ages of 28 and 55.

     We centralize the administration of our management, production, sales and marketing divisions for both the videos and the skin care products all within our corporate entity. Financial information concerning production, development, sales, marketing, operating costs and other expenses are maintained in accordance with generally accepted accounting principles, but not allocated according to specific product.

          New  Products

     We have developed, but have not yet begun to distribute, an extended skincare line that includes adult and teenage acne formulations. We have also created a new line of cosmetics to compliment the TheraCel Skincare System. These new products include:

- TheraCel PRO SV - This is an adult acne and blemish formulation that contains sulfur and vitamins. We believe it is more gentle than formulations currently available for teenagers , and may apply to the adult market.

- TheraCel PRO Tac - This is an acne and blemish formulation designed spefically to target the teenage market. This formulation contains alpha hydroxy acid and salicylic acid which is widely used for the care and treatment of acne.

- TheraCel PRO Sun - This is a non-oily Sun Protection Factor ("SPF") 15 sunblock for men and women of all ages for use on their face and body.

- TheraCel PRO Sun Foundation - This is a non-oily powder foundation with sun protection for skin. Originally designed to be used in conjunction with the TheraCel pro-cellular formula, this product is designed to be marketed to women as a sun block compatible with their every-day makeup.

- TheraCel Active Mask - This is a clear, quick drying mask with a homeopathic remedy for aging skin. We believe that application of the mask three times a week on problematic skin will reduce puffiness and tighten the skin surrounding the jawline.

- TheraCel PRO SV Pads - This is an adult and teen acne and blemish cleansing formulation in a convenient throw-away cotton pad - containing all the ingredients that are also contained in TheraCel PRO SV.

     Additional new products include TheraCel PRO Sun Blusher, TheraCel Waterproof Lipliners, TheraCel Lipstick, TheraCel Healthy Lips and TheraCel Eye Shadows. We intend to market these products either in conjunction with TheraCel, by way of individual infomercials or through sales representatives nationwide. We have not registered any trademarks in connection with these products and no assurances can be given that one would be available. We believe that we have common law trademark rights based on what we believe to be first use but no assurance can be given that we have such rights. No assurance can be given that we will be able to successfully market any or all of these new products. Marketing new products requires significant financial resources and no assurance can be given that we will be able to generate the funds required from operations or from additional financing sources.


     Acquisition  of  Ultraderma,  Ltd.

     In February 1998, we acquired substantially all of the assets of UDL (the "UDL Acquisition"), for a total purchase price of $1,216,750. The consideration consisted of $400,000 in cash and the issuance of 3,025,000 shares of our common stock, valued at $816,750, to Ardis Balis (formerly Ardis Boyd), which transaction was exempt from registration pursuant to Section 4(2) of the Securities Act. Concurrent with the UDL Acquisition, we executed a letter agreement which granted to Ardis Balis, the Chairperson and Founder of UDL, anti-dilution rights pursuant to which we agreed to maintain Mrs. Balis' interest in Millennium, at not less than fifty-one percent (51%) of the issued and outstanding common stock pending completion of a registered public offering of our securities. For purposes of such calculation, we are permitted to include shares of common stock held by George Balis, our Chairman and Chief Executive Officer and the husband of Ardis Balis.

     In addition to other shares issued to Ardis Balis in accordance with the anti-dilution agreement executed concurrent with the UDL Acquisition, in June of 2000 and in January of 2001, we issued 1,923,000 and 4,952,334 restricted shares of our common stock respectively to Mrs. Balis. Mrs. Balis was not granted any registration rights with respect to these shares.

          Substantial  Third  Party  Agreement;  Sales  and  Marketing

     In September 1999, we terminated a sales and marketing agreement with Wellquest International, Inc., a New York based company (the "Previous Marketer"). Although the Previous Marketer successfully launched the TheraCel product line through a direct response television campaign, it was not prepared to handle the immediate large volume of sales generated by the infomercial. The Previous Marketer sought to improve its fulfillment, customer service and call center abilities by decreasing its media purchases, as it too realized its facilities in these areas were not working effectively. We were not satisfied with the changes the Previous Marketer made to cure these problems. In addition, we believe that the Previous Marketer failed to provide payments, statements and reports as required under our agreement, misrepresented the capabilities of their call and fulfillment centers, failed to provide adequate facilities to support product sales, failed to meet sales quotas under our agreement, and sent orders to the incorrect customers and failed to send re-orders to the correct customers, which resulted in lost sales from the customers who had ordered products, but failed to receive them. As a result of the foregoing, we terminated our agreement with the Previous Marketer. In June 2000, we also terminated a separate licensing agreement we had with the Previous Marketer to assist us in distributing our educational videos. We paid $59,000, in the form of 200,000 shares of Common Stock, to terminate such agreements. Other than as set forth above, neither us nor the Previous Marketer have any further rights, liabilities or obligations under our agreement.

     On November 3, 1999, we entered into a Production Services and Marketing Agreement with Hawthorne Direct, Inc. ("Hawthorne"). This agreement expired pursuant to its terms in July 2001. However, Hawthorne continued to operate under this agreement as we discussed a new arrangement. In May 2002, we decided to end the discussions with Hawthorne and entered into a new Production Services, Marketing Services and Distribution Agreement (the "Production Agreement") with Impact Product Development, Inc. ("Impact"). Neither us nor Hawthorne have any remaining rights, liabilities or obligations to the other under the terms of the expired agreement.

     Under the Production Agreement with Impact, we expect to sell all of our skin care products directly to consumers through direct response television advertising. The Production Agreement grants Impact, subject to our approval, the exclusive rights to market and distribute our skin care products for a period of one year following the date of the initial media test of a new infomercial. The new infomercial features Ms. Sarah Purcell as the host. The initial media test has not yet been conducted. We anticipate that the initial media test of the new infomercial will be conducted in November / December of 2002.

     The Production Agreement is automatically renewable for one year periods in the event that minimum levels of sales are generated by Impact (i.e., 75,000 product units in year one, 100,000 product units in year two and 150,000 product units per year thereafter). A product unit consists of the five TheraCel products: (1) the pro-cellular formula; (2) day moisturizer; (3) night moisturizer; (4) TheraCel soap; and (5) moisturizer for dry and damaged skin. If such sales levels are not met in any given year, the Production Agreement is automatically terminated without penalty to either party.

     Pursuant to the Production Agreement, Impact, among other things, has produced a new broadcast quality direct response television commercial ("Infomercial") for our skin care products. Under the Production Agreement, we are required to pay for the Infomercial production costs and media test costs. Impact has agreed to advance us the funds necessary to pay for the costs associated with the production, distribution and marketing of the TheraCel product. Impact will be reimbursed for these payments from a merchant account into which all revenues earned and received from the sale of the product will be deposited. We will make disbursements from the merchant account to pay for any costs associated with marketing and selling the TheraCel products including but not limited to production costs, media costs, telemarketing and fulfilment costs, operating expenses and any fees or commissions owed to Impact. Once the direct response television campaign is launched, costs are estimated to approximately $1 million per month during an active campaign depending on the cost of advertising.

     Under the terms of the Production Agreement, the balance of the merchant account after expenses, fees and other costs are deducted will be distributed by us as follows: forty-seven and one-half (47.5%) percent to us, forty-seven and one-half (47.5%) percent to Impact and five (5%) percent to Infomercial
Marketing Partners, LLP, the company working with Impact to create the Infomercial. In addition, we have agreed to issue one million five hundred thousand (1,500,000) restricted shares of our common stock to Impact as additional compensation under the Production Agreement.

     Once a consumer has purchased our products, we seek to sell him or her additional products that might be of interest. Through flyers and other promotional mailings, consumers are urged to re-order our products once their current supply has been exhausted. Alternatively, consumers can elect to enroll in programs which automatically charge their credit cards and we send replenishment supplies at requested intervals.

     We will use the services of a fulfillment center, and others, to facilitate shipping of our products to our customers. A fulfillment center will receive orders for our skin care products via our direct response advertising and transmits these orders to the appropriate contractor. These contractors each have facilities which we use to package, store and ship the products. This eliminates the need for us to undertake the administrative burden of maintaining large scale warehouse and other fulfillment services. We believe that by concentrating our efforts on developing and marketing our brands and on sales and merchandising, rather than operating a warehouse, we will achieve a greater rate of growth without any diminution in services to our customers. We do not currently have any agreements with a fulfillment center. As our business grows, we will continually examine the costs and benefits of operating our own fulfillment center.

     Our skin care products can be made and packaged relatively easily, therefore eliminating the need for substantial product inventory. Inventory is only required to be kept on hand during an active marketing campaign. During an active marketing campaign, we anticipate that we would have to maintain a 5,000 to 10,000 unit supply of TheraCel products for each month the campaign is active. The amount Impact would need to advance for a one month supply would be approximately $65,000 to $130,000, depending on the then cost of goods and the projected volume of sales. We do not incur any significant costs that would be traditionally referred to as Research-Development ("R&D"). The existing skin care products have been repackaged and other cosmetic changes have taken place. There have been no changes to the basic product formulas, and therefore, no significant costs for R&D.

     The absence of sales of the TheraCel product line in the year 2000 and the low level of sales for such product line in 2001 resulted from the termination of our relationship with the Previous Marketer and Hawthorne and entering into the new Production Agreement. We will continue to promote the "TheraCel" brand, and other skin care products, by seeking to demonstrate the ease, safety and effectiveness of these products.

     In May 2002, Impact entered into a contract with Win-Win Productions, Inc., ("Win-Win") whereby Win-Win agreed that Ms. Sarah Purcell, the President of Win-Win, will appear in our infomercials as well as on our packages and other related materials for TheraCel. The agreement is for a term of three years and Win-Win will receive one (1%) percent of the gross sales based on the retail price on the gross orders of TheraCel in response to the marketing campaign and one (1%) percent of all other sales based on the wholesale price of TheraCel. Sarah Purcell is best known as a co-host of "Real People" which aired on NBC from 1979-84 and the "Home Show" which aired for two years on ABC. She was also a spokesperson for MURAD, a skin care product successfully marketed through direct response television.

     Government  Regulation

     The United States Food, Drug and Cosmetic Act and the Fair Packaging and Labeling Act regulate the purity and packaging of health and beauty aids products and fragrances and cosmetic products. Similar statutes are in effect in various states. Manufacturers and distributors of health and beauty aids products are also subject to the jurisdiction of the Federal Trade Commission with respect to matters such as advertising content and other trade practices. To our knowledge, the products we distribute are produced by manufacturers who comply with these regulations and who periodically submit their products to independent laboratories for testing. However, the failure by our manufacturers or suppliers to comply with applicable government regulations could result in product recalls that could adversely affect our relationships with our customers. In addition, the extent of potentially adverse government regulations which might arise from future legislation or administrative action cannot be predicted.

     Educational  Videos
     -------------------

     We attempt to make our videos both entertaining and educational. All videos developed by us have five characteristics which we believe will distinguish them from our competition:

     (i) a form of animated transportation vehicle or construction equipment;

     (ii) children interacting with animated and live equipment and asking questions regarding how the equipment works or operates;

     (iii)    original music and narrative soundtracks;

     (iv) demonstration of a theme or moral that we believe is worthy of instilling in children; and

     (v)      no violence.

     We have completed two videos in our "I Wonder" series, "Toby the Tugboat" and "Brett the Jet." Our "I Wonder" series is dedicated to bringing real life experiences to children with animation, music, song, and a story which can be enjoyed by both children and parents. Although we have not formally registered the "I Wonder" label, we believe we have trademark rights to the name due to its exclusive use by us in the public domain for several years. In addition, we believe that the existence or non-existence of these rights are unrelated to the success or failure of our business. The videos are approximately 30 minutes each and can be adapted for sale or syndication in foreign markets. We are also seeking to develop additional videos and several weekly combination live action/animated shows aimed at the teenage market. In developing our videos and weekly shows, we attempt to create characters with cross-over merchandising appeal into areas such as clothing, board games, interactive CD-ROM games, books, toys, dolls and video games. We have not sold, but intend to sell, clothing, board games, interactive CD-ROM games and other products based on our characters. We believe our characters in our videos "Brett the Jet" and "Toby the Tugboat"(and our other video characters) should have such cross-over merchandising appeal. As our videos continue to receive favorable reviews and recognition at video festivals, and consumer awareness increases, we believe the opportunity to achieve cross-over merchandising also increases. This cross-over merchandising may be initiated by us, as well as by third party marketers, who may approach us.

     In addition to our "Toby the Tugboat" and "Brett the Jet" videos, we currently have four additional videos in development which also feature the five characteristics incorporated in our completed videos. These videos are: 1) "Rob The Racing Car"; 2) "Benjamin The Fire Engine"; 3) "Flip The Ship"; and 4) "Jane The Crane."

     We contract on a case-by-case basis with various writers, animators, directors, producers, musicians and post-production staff to complete the videos and prepare them for videotape release. We use the service of writers, animators, directors and other individuals and companies to obtain services on a "fixed fee basis," which requires service to completion at a fixed amount of compensation, regardless of time devoted to the project, and at other times, fees are paid based on an hourly rate. Fees for services may include cash and stock or one or the other, as the case may be, negotiated on a case by case basis. We are not dependent on any particular writer, animator, director or other individuals or companies other than the services of George S. Balis, our Chairman and producer of the Kid Rom videos.

     We are currently marketing our videos through general video distributors, and specialists in the toddler and children's markets. Among these distributors are: Library Video Company, Tapeworm Video Distributors, Inc., Amazon.com, Canadian Video Services, Midwest Tape, Follett Audiovisual Resources, Baker & Taylor Entertainment, Quality Books, Inc. (a Dawson Company), Unique Books, Inc. and Instructional Video. Pursuant to these distribution agreements we agreed to supply these distributors with our videos at an agreed upon discount to the suggested retail price and these distributors agreed to offer our videos for sale to retail outlets, libraries, educational facilities and other customers with whom they have relationships. None of these agreements require the distributor to purchase or distribute a minimum number of videos. We supply copies to these distributors as they need them to fill orders and we are responsible for all shipping and freight charges. These agreements are terminable, without penalty, by either party upon notice. Millennium is also independently seeking to distribute its videos through video and retail store chains.

     Our marketing strategy regarding our educational videos is to further enhance the image and awareness of our videos by producing entertaining, educational and non-violent characters and stories and to working closely with our distributors to bring our videos to market. We have not initiated print advertising at this time.

     Currently, we undertake all costs and obligations with respect to the packaging, warehousing, shipping and distribution expenses for the educational videos. In addition, we carefully monitor the output of our producers and contractors to ensure they produce videos consistent with our brand and image. All contractors and vendors, including video producers and post-production staff, are carefully supervised by us.

     Historically, we have not regularly maintained inventory of our videos in any material amount. Once fully produced and ready for distribution, a significant number of videos can be produced in a short period of time, through the services of our outside video duplicators, eliminating the need to anticipate significant sales.

     Costs incurred in the development of new video projects are capitalized as incurred. Such costs are then amortized upon the completion of the project. We estimate that the four additional videos will cost approximately $400,000. The weekly live/animated shows are estimated to cost $200,000 per pilot program.

     Expansion  Strategy
     -------------------

     We believe that we can successfully build on our existing customer base and marketing, packaging and shipping relationships and expand our market share in both the educational video and skin care markets. We have no plans to open additional offices, but could enter into additional distribution arrangements and/or licensing arrangements as business warrants. We may also expand the number of suppliers and manufacturers we contract with if there is a surge in demand for our product line. There can be no assurance that we will be successful in any of these efforts.

     Employees
     ---------

     As of October 3, 2002, we employed two individuals who operate in executive, administrative, sales, marketing and production capacities. None of our employees are represented by a labor organization and we consider our relationship with our employees to be excellent.

     Competition
     -----------

     There are many companies that offer similar or competitive products to the products produced by us. Both the educational video and skin care industries are occupied by some of the largest, most well-known companies in the world, including Disney, Time-Warner, Revlon, Estee Lauder, Scimitar and Anchor Bay. Despite this substantial and intense competition against foreign and domestic competitors with substantially greater resources and distribution capabilities than us, we seek to distinguish ourselves in specialized niches within these industries by attempting to offer unique stories and characters for our educational videos and by seeking to develop unique skin care products not offered by our larger competitors.


                             DESCRIPTION OF PROPERTY

        We lease property for use as our executive offices at 270 Larch Lane, Mahwah, New Jersey, 07430, from Ardis Balis, the President and a director of Millennium, at a rate of $2,000 per month. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.
                                LEGAL PROCEEDINGS

        Millennium is not a party to or involved in any material litigation, nor is it aware, to the best of its knowledge, of any pending or contemplated proceedings against it by any third party or any government authorities.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of calendar year 2001, no matters were submitted to a vote of the security holders of the Company.

                                    PART II.

            MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is presently trading on the National Quotation Bureau's OTC "pink sheets" under the symbol MMLD. As of October 3, 2002, there were approximately 313 holders of our common stock.

     The following table sets forth the range of the high and low closing bid prices per share of our common stock during each of the calendar quarters identified below. These bid prices were obtained from the pink sheets, and do not necessarily reflect actual transactions, retail markups, markdowns or commissions.

     The high and low bid sales prices for the equity for each full quarterly period within the two most recent fiscal years and any subsequent interim period for which financial statements are included are as follows:

--------------------------------------------------------------------------------
Year  Quarter   High Bid  Low Bid Year   Quarter   High Bid  Low Bid
2000      1st       .25     0.05  2001      1st       .32     0.15
2000      2nd      .125     .125  2001      2nd       .15     0.05
2000      3rd       .25    .0625  2001      3rd       .05     0.05
2000      4th       .29     0.25  2001      4th       .05    0.005

--------------------------------------------------------------------------------



     We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of Millennium's business.

Recent  Sales  of  Unregistered  Securities

     In January 2001, prior to the 2 for 1 forward split of Millennium's common stock, Dan Gorczycki, Louis Tallarini, John Rissi and George Balis were issued 75,000, 75,000, 375,000 and 75,000 shares of common stock respectively as compensation for serving on the Board of Directors. 150,334 shares were issued to certain consultants valued at $.10 per share in consideration for marketing and computer internet and web-site consulting services rendered. 4,952,334 shares of common stock were issued to Ardis Balis at par value ( $.0001 per share) to be in compliance with the terms of the anti-dilution agreement executed concurrent with the UDL acquisition agreement. All of these transactions were exempt from registration pursuant to Section 4(2) of the Securities Act.

     On April 3, 2001, pursuant to an Agreement and Plan of Reorganization (the "BC Acquisition Agreement") we acquired all the outstanding shares (the "BC Shares") of common stock of Blue Capital Associates, Inc. ("Blue Capital"), a Delaware corporation, from the shareholders thereof in an exchange for an aggregate of 1,162,090 shares of our common stock (the "BC Acquisition").

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                                PLAN OF OPERATION


     The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in the financial statements contained elsewhere in this annual report.

            Summary of Significant Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, property and equipment, stock based compensation and contingencies. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The assumptions and bases for estimates used in preparing our consolidated financial statements are set forth as significant accounting policies in Note 1 of the notes to the consolidated financial statements included in this annual report and are summarized below:

Use of estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("USGAAP") requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue recognition -- Sales are recognized when the earnings process is complete and collectibility is assured, which is usually when the goods are shipped to customers. Amounts billed related to shipping and handling, which are not significant, are included in revenue.

Inventories -- Inventories are stated at the lower of cost, determined on the first-in, first-out ("FIFO") method, or market.

Property and equipment -- Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (15 years for properties and three to ten years for equipment).

     Impairment of long-lived assets -- We have adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Under SFAS 121, impairment losses on long-lived assets, such as property and equipment and licenses, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

Earnings (loss) per common share -- We present "basic" earnings (loss) per common share and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") and certain other financial accounting pronouncements. Basic earnings (loss) per common share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period.

Recent pronouncements -- In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Among other things, SFAS 144 provides guidance on the implementation of previous pronouncements related to when and how to measure impairment losses and how to account for discontinued operations. Management does not believe that the adoption of SFAS 144 will have a material impact on our consolidated financial position or results of operations.

The Financial Accounting Standards Board and the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants had issued certain other accounting pronouncements as of December 31, 2001 that will become effective in subsequent periods; however, our management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during 2001 and 2000, and it does not believe that any of those pronouncements will have any significant impact on our consolidated financial statements at the time they become effective.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

     Net sales, which are solely attributable to residual sales of our skin care products from previous campaigns, totaled $20,620 for the year ended December 31, 2001, as compared to $0 for the year ended December 31, 2000.

     Cost of sales totaled $16,680 for the year ended December 31, 2001, as compared to $0 for the year ended December 31, 2000. This increase in attributable to a corresponding increase in sales.

     Operating expenses decreased by $523,238 to $669,667 during the year ended December 31, 2001 from $1,192,905 for the year ended December 31, 2000 or approximately 43.9%. This decrease was primarily attributable to decrease in expenditures for selling and marketing, consulting and professional fees and other operating expenses which are discussed more fully below.

     Selling and marketing expenses decreased approximately $250,000 to approximately $58,000 during the year ended December 31, 2001 as compared to approximately $306,000 during the year ended December 31, 2000. This decrease was primarily the result of the termination of the relationships with our previous marketing companies with respect to our skin care products.

     In April 2001, we acquired all of the issued and outstanding shares of common stock of Blue Capital Associates, Inc. in exchange for 1,162,090 shares of our common stock. Prior to the acquisition, on March 5, 2001, we effectuated a 2 for 1 forward split of our common stock. The 2 for 1 split was carried out to enhance shareholder loyalty and interest in the Company.

     General and administrative expenses decreased $409,684 to $495,361 during the year ended December 31, 2001 as compared to $905,045 in the year ended December 31, 2000, a decrease of approximately 45%. This decrease is primarily attributable to a decrease in accounting and legal fees. The increased fees in 2000 were largely the result of filing the subsequently withdrawn Form 10-SB and amendments. With the exception of fees incurred in connection with the merger with Blue Capital, these costs are not expected to continue in the future.

     As a result of the above, our net loss for the year ended December 31, 2001 totaled $665,727 or $.02 per share compared to a net loss of $1,192,905 or $.07 per share for the year ended December 31, 2000.

               FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     As shown in the accompanying consolidated financial statements, we had net losses of approximately $665,727 and $1,192,905 in 2001 and 2000, respectively. Management believes that it is likely that the Company will continue to incur net losses through at least 2002. We also had a working capital deficiency of approximately $152,950 at December 31, 2001. The working capital deficiency at December 31, 2001 was attributable, in part, to the inclusion in current liabilities of note payables totaling $230,000 that are payable as of October 2003. In the absence of the mitigating circumstances described below, such matters could raise substantial doubt about the Company's ability to continue as a going concern without curtailing or terminating some or all of its operations.

     To enable us to meet a portion of our obligations as they become due, our Chairman and our CEO have both agreed to allow the Company to defer compensation pursuant to their employment agreements of approximately $110,000, in the aggregate, that will accrue in 2002 until after December 31, 2002. Management also plans to seek additional equity and/or debt financing and, if necessary, request that our lenders and other creditors extend the due dates of our obligations and/or convert the obligations to common stock. Accordingly, management believes, but cannot assure, that we have sufficient liquid resources for the payment, or the ability to defer the payment, of our obligations as they come due and continue to operate through at least August 31, 2003.

     The Company does not presently have commitments to make material capital expenditures during the next twelve months. In March of 2001 we affected a 2 for 1 split of our outstanding shares of common stock. The numbers of shares and prices per share in the consolidated financial statements and notes included herein have been restated for the effects of the split.

     The payment date of the 10% promissory notes outstanding totaling $437,500 in the aggregate were extended to September 30, 2003. We believe that the extension of the maturity date of these notes, our current sources of liquidity and cash on hand are sufficient to satisfy our cash needs through at least the next twelve months.


                           FORWARD LOOKING STATEMENTS

     In this annual report, we include some forward-looking statements that involve substantial risks and uncertainties and other factors that may cause our operational and financial activity and results to differ from those expressed or implied by these forward-looking statements. In many cases, you can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend" and "continue," or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition, or state other "forward-looking" information.

     You should not place undue reliance on these forward-looking statements. The section captioned "Management's Discussion and Analysis of Financial Condition or Plan of Operation," as well as any cautionary language in this annual report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from our expectations.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

     We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Because of the risks and uncertainties, the forward-looking events and circumstances discussed in this annual report might not occur.

MILLENNIUM  DIRECT,  INC.  AND  SUBSIDIARIES

INDEX  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

================================================================================

                                                                     PAGE

CONSOLIDATED  FINANCIAL  STATEMENTS  AS  OF  AND
FOR  THE  YEARS  ENDED  DECEMBER  31,  2000  AND  2000:

     Independent  Auditors'  Report                                   FS-2

     Balance  Sheets  -  December 31, 2001 and 2000                   FS-3

     Statements  of  Changes  in  Stockholders'  Equity
     For  The  Years  Ended  December  31, 2001 and 2000              FS-4

     Statements  of  Operations  For  The  Years  Ended
     December  31,  2001  and  2000                                   FS-5

     Statements  of  Cash  Flows  For  The  Years  Ended
     December  31,  2001  and  2000                                   FS-6

     Notes  to  Financial  Statements                           FS-7  - FS-14

                          INDEPENDENT AUDITORS' REPORT




Board  of  Directors
MILLENNIUM  DIRECT,  INC.  AND  SUBSIDIARIES
Mahwah,  New  Jersey


     We have audited the accompanying consolidated balance sheet of MILLENNIUM DIRECT, INC. AND SUBSIDIARIES as of December 31, 2001 and 2000 and the related consolidated statements of changes in stockholders' equity, operations and accumulated deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MILLENNIUM DIRECT, INC. AND SUBSIDIARIES as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




                         PARITZ  &  COMPANY,  P.A.


Hackensack,  New  Jersey
April  2,  2002

                    MILLENNIUM DIRECT, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
================================================================================

                                                                                  ------DECEMBER  31,-----
                                                                                       2001      2000
                                              ASSETS


CURRENT ASSETS:
  Cash                                                                            $   43,468  $  371,144
  Accounts receivable                                                                  1,477           -
  Inventories                                                                         32,105           -
                                                                                ------------- ------------
          TOTAL CURRENT ASSETS                                                        77,050     371,144
                                                                                ------------- ------------


Property and equipment, net of accumulated
  depreciation of $17,178 in 2001 and $14,075 in 2000                                  1,901       5,004
                                                                                ------------- ------------


OTHER ASSETS:
  Intangible assets, net of accumulated amortization
   of $1,100,450 in 2001 and $830,850 in 2000                                        116,290     385,900
  Video costs                                                                        262,583     262,582
  Officer loan receivable                                                            311,304     352,114
                                                                                ------------- ------------
          TOTAL OTHER ASSETS                                                         690,177   1,000,597
                                                                                ------------- ------------


TOTAL ASSETS                                                                    $     769,128  $1,376,745
                                                                                ============= ============


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accrued expenses                                                              $             $   79,800
  Note payable, current portion of long-term debt                                    230,000     230,000
                                                                                ------------- ------------

          TOTAL CURRENT LIABILITIES                                                  230,000     309,800
                                                                                ------------- ------------


LONG-TERM DEBT                                                                       285,000     285,000
                                                                                ------------- ------------

TOTAL STOCKHOLDERS' EQUITY                                                           254,128     781,945
                                                                                ------------- ------------


 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $    769,128  $1,376,745
                                                                                ============= ============

================================================================================
                        See notes to financial statements

                    MILLENNIUM DIRECT INC., AND SUBSIDIARIES

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 2001 AND 2000
================================================================================





                                                     ADDITIONAL
                                           COMMON     PAID-IN     ACCUMULATED   SUBSCRIPTION
                                 SHARES     STOCK     CAPITAL      DEFICIT       RECEIVABLE     TOTAL

BALANCE DECEMBER 31, 1999      1,410,264       845      $2,732,972  $(1,532,997)               $1,200,820
Net loss                                                             (1,192,905)               (1,192,905)
Common stock issued:
 Sales                         8,000,000          400      999,600                  (437,500)     562,500
 Issuance for services         7,692,000          385      211,145                                211,530
                              -----------  -----------  ----------  ------------ ------------- -----------
BALANCE DECEMBER 31, 2000     17,109,956        1,630    3,943,717   (2,725,902)    (437,500)   781,945
Net loss                                                               (665,727)               (665,727)
Common stock issued:
 Issuance in connection with
 merger                        1,162,090          116      116,093                              116,209
 Issuance for services         5,702,668          568       21,133                               21,701
                              -----------  -----------  ----------  ------------ ------------- -----------
BALANCE DECEMBER 31, 2001     23,974,714        2,314   $4,080,943  $(3,391,629)  $ (437,500)  $254,128
                              ===========  ===========  ==========  ============  ===========  ===========

==========================================================================================================


                         See notes to financial statements
                                      FS-4

                    MILLENNIUM DIRECT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
================================================================================

                                   YEAR  ENDED  DECEMBER  31,
                                         2001       2000

SALES                                   $20,620         $    -

COST OF GOODS SOLD                        16,680             -
                                       ----------  ------------


GROSS PROFIT                               3,940             -
                                       ----------  ------------


COSTS AND EXPENSES:
  Selling and marketing expenses          58,097       306,119
  General and administrative expenses    495,361       905,045
  Interest income                            --        (18,259)
  Impairment loss                        116,209            --
                                       ----------  -----------

TOTAL COSTS AND EXPENSES                 669,667     1,192,905
                                       ----------  ------------


NET LOSS                               $(665,727)  $(1,192,905)
                                       ==========  ============



BASIC LOSS PER SHARE                   $    (.02)  $      (.07)
                                       ==========  ============

DILUTED LOSS PER SHARE                 $    (.02)  $     (.07))
                                       ==========  ============

================================================================================

                        See notes to financial statements

                    MILLENNIUM DIRECT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

===============================================================================================

                                                                    YEAR  ENDED  DECEMBER  31,
                                                                      2001         2000

OPERATING ACTIVITIES:

Net loss
                                                                     $(665,727)  $(1,192,905)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
       Depreciation and amortization                                   272,711       246,686
       Common stock issued for services                                 21,701       211,530
       Reserve for product returns                                           -
  Changes in operating assets and liabilities:
       Accounts receivable                                              (1,477)
       Inventories                                                     (32,105)
       Accrued expenses                                                (79,800)
                                                                     ----------  ------------
NET CASH USED IN OPERATING ACTIVITIES                                 (484,697)     (734,689)
                                                                     ----------  ------------


INVESTING ACTIVITIES:
  Investments                                                                -             -
  Acquisition of property, plant and equipment                               -        10,498
  Acquisition of intangible assets                                           -             -
  Acquisition of video costs                                                 -             -
                                                                     ----------  ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                          -        10,498
                                                                     ----------  ------------


FINANCING ACTIVITIES:
  Proceeds from sale of common stock, net of subscription  received    116,209       562,500
  Proceeds from issuance of long-term debt                                   -       285,000
  Increase (decrease) in stockholder loans                              40,812       (94,541)
                                                                     ----------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              157,021       752,959
                                                                     ----------  ------------


INCREASE(DECREASE)  IN CASH                                           (327,676)       28,768

CASH - BEGINNING OF YEAR                                               371,145       342,376
                                                                     ----------  ------------


CASH - END OF YEAR                                                   $  43,469    $  371,144
                                                                     ==========  ============
=============================================================================================

                        See notes to financial statements
                                      FS-6

                    MILLENNIUM DIRECT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001
================================================================================


1.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES


PRINCIPLES  OF  CONSOLIDATION

The consolidated financial statements include the accounts of Millennium Direct, Inc ("Millennium"), and its subsidiary, which is wholly owned. All material inter-company balances and transactions have been eliminated.

BUSINESS  DESCRIPTION

Millennium was incorporated in the State of Delaware on September 13, 1994 as Kid Rom, Inc. ("KRI"). Millennium develops, produces and distributes entertaining and educational videos for the toddler, children and teenage markets. In February 1998, KRI acquired UltraDerma, Ltd. ("UDL") (see Note 3), a company which develops, markets and distributes anti-aging skin care products. On November 18, 2000, KRI changed its name to Millennium Direct, Inc.

Millennium currently operates two divisions; educational videos (KRI's business since incorporation) and skin care products (the business of UDL acquired in February, 1998).

USES  OF  ESTIMATES  IN  THE  PREPARATION  OF  FINANCIAL  STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period. Actual results could differ from those estimates.

CASH  AND  CASH  EQUIVALENTS

The Company considers all highly liquid debt investments with original maturities of three months or less when purchased to be cash equivalents. The carrying amounts approximate fair market value because of the short maturity.

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company's accounts at these institutions may, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts.

================================================================================

REVENUE  RECOGNITION

Revenue from product sales is recognized at the time the product is shipped by the marketer's fulfillment center to the end user. Orders are received by the marketer who records the credit card information of the purchaser for processing. Orders are then sent to the fulfillment center for shipping. Title to the goods remains with the Company until the time that the product is shipped. Since the Company retains title to the merchandise and bears the risk of loss until shipment, all sales are recorded on a gross basis. The marketer is only then paid after the goods are shipped and the Company receives the payment.

Management provides for returns and warrantee costs based upon historical amounts and management's estimate of potential future claims. Defective products are either replaced by the Company at the customer's request or a refund is issued upon return of the product. Such returns are charged against the reserve for returns that is reviewed by management on an ongoing basis. No provision for returns has been made for the years ended December 31, 2001 and 2000 due to the lack of sales in this period.

ALLOWANCE  FOR  DOUBTFUL  ACCOUNTS

The allowance for doubtful accounts is based upon historical amounts and management's estimates of future potential losses. Management believes that since most sales are credit card sales to the end user, no reserve is required. As of December 31, 2001 and 2000 there was no balance in the accounts receivable account and, accordingly, no provision for doubtful accounts has been made.

INVENTORIES

     Inventories are valued at the lower of cost (determined on the first-in, first-out basis) or market (replacement cost).

PROPERTY  AND  EQUIPMENT  AND  DEPRECIATION

Property and equipment are stated at cost. Major additions, improvements and renewals, which substantially increase the useful lives of assets, are capitalized. Maintenance, repairs and minor renewals are charged to expense when incurred.

Depreciation is provided for both financial reporting and income tax purposes using the straight-line and accelerated methods.

VIDEO  COSTS

Video consists are stated at cost, less accumulated amortization. Video production costs and expenses based on the ratio of the current period's revenues to estimated total gross revenues from all sources on an individual production basis. Included in these costs are, among others, film crews, cameramen and assistants, scouts, writers, directors, sound crew, catering, production assistants, transportation costs, studio fees, recording fees, composers, narrators and administrative expenses. These costs are capitalized into the final cost of a video production and will be expenses when sales commence.

Estimates of total gross revenues can change due to a variety of factors, including the level of market acceptance of the video products. Accordingly, revenue estimates are reviewed periodically and amortization is adjusted accordingly.

No amortization expense has been charged against these costs, as the revenue is projected to commence in the second quarter of 2001.

The Company has not yet adopted SOP 00-2 for the periods contained in the accompanying financial statements. SOP 00-2 requires, among other things, that revenue from the sale or licensing of movies, videos and similar products, be recognized when certain conditions are satisfied. The Company, at present, sells its videos directly to consumers or through a distributor. Revenue from these individual video sales are recognized upon the delivery to and payment by the customer. Accordingly, adoption of SOP 00-2 will not have a material effect upon the financial statements.

================================================================================

INTANGIBLES

Goodwill and intangibles represent the excess of cost over the fair value of the intangibles acquired and are amortized over three years for trademarks, patents and product development costs. Goodwill is amortized over five years using the straight-line method.

RESERVE  FOR  PRODUCT  RETURNS

The Company has established a reserve for product returns based upon 7.5% of gross sales. This reserve is based upon management's estimates of the product returns during any substantial marketing programs. For the years ended December 31, 2001 and 2000 this amount was $0. No reserve was established for the years ended December 31, 2001 and 2000 due to the lack of substantial sales.

DEFERRED  INCOME  TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109) which requires that deferred tax assets and liabilities be recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, SFAS 109 requires recognition of future tax benefits, such as carryforwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some potion of the deferred tax asset will not be realized.

EARNINGS  PER  SHARE

in 1998, the Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per share", which required retroactive adoption. The new standard simplifies the computation of earnings per share and requires the presentation of basic and fully diluted earnings per share. Basic income per share amounts are based upon the weighted average number of shares of common stock outstanding during the years presented. Diluted earnings per share amounts are based on the weighted average number of shares of common stock and stock options outstanding during the years presented.

COMPREHENSIVE  INCOME  (LOSS)

Effective  January  1, 1998, the Company adopted the provisions of SFAS No.
130, "Reporting Comprehensive Income", which modifies the financial presentation of comprehensive income and its components.

STOCK  BASED  COMPENSATION

SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") encourages, but does not require companies to record compensation costs for stock-based employee compensation. Millennium has chosen not to adopt SFAS 123 and to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Stock issued in exchange for services rendered are valued based upon the fair market value of the goods or services received in exchange for the stock.

During the years ended December 31, 2001 and 2000, the Company did not grant any stock options and there were no options exercised or canceled during the same periods. As of both December 31, 2001 and 2000, there were no outstanding stock options and a valuation pursuant to the Black-Scholes option pricing method is therefore not required.

The Company applies APB 25 in accounting for its stock plans and accordingly, no compensation costs have been recognized in the accompanying financial statements. Since no options were granted, exercised or canceled during these periods, there would be no difference from the reported amounts to those that would be shown in a pro forma fashion utilizing the Black-Scholes option pricing method.

================================================================================

IMPAIRMENT  OF  LONG-LIVED  ASSETS

Millennium accounts for the impairment of long-lived assets in accordance with SFAS No. 121 which requires that long-lived assets and identifiable intangibles held and used by a company be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable (see Note 4).

2     SEGMENT  INFORMATION

In 2000, the Company adopted SFAS No. 131, which requires the reporting of segment information using the "management approach" versus the "industry approach" previously required by SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise".

Based on information provided to the Company's chief operating decision maker for purposes of making decisions regarding allocating resources and assessing performance, the Company's operations have been classified into two operating segments that are strategic business units offering distinctive products and services that are marketed through different channels.

The two operating segments are: (1) sales of advanced formula skin care products and (2) development, production and sale of educational and entertaining videos for the toddler and children's market.

The Company's accounting policies for segments are the same as those described in Note 1, "Summary of Significant Accounting Policies". Management evaluates segment performance based on segment operating income or loss.

Summarized financial information of the Company's continuing operations by business segment is as follows:

                                                        2001            2000
     NET  REVENUE:
         Skin care products                        $     20,620     $         -
         Children's videos                                    -               -
                                                   ------------     ------------
          TOTAL                                    $     20,620     $         -
                                                   ============     ============


     OPERATING  INCOME:
          Skin care products                         $(529,118)      (1,270,358)
          Children's videos                            (51,726)         (95,618)
                                                    ------------    ------------
           TOTAL                                    $ (580,844)     $(1,365,976)
                                                    ============    ============

     TOTAL  ASSETS:
          Skin care products                        $  891,046      $ 1,561,663
         Children's videos                             262,582          262,582
                                                    ------------    ------------
            TOTAL                                   $1,156,628      $ 1,510,620
                                                    ============    ============

================================================================================

3     BUSINESS  ACQUISITION

On February 1, 1998, Millennium, through a wholly-owned subsidiary, acquired substantially all of the assets of UDL (the "Acquisition"), for a total purchase price of $1,216,750. The consideration consisted of $400,000 in cash and the issuance of 3,025,000 restricted shares of common stock valued at $816,750. Concurrent with the Acquisition, Millennium executed a letter agreement which granted to the Chairperson and Founder of UDL, anti-dilution rights pursuant to which Millennium agreed to maintain her interest in Millennium, pending a public offering of Millennium's securities registered with the Securities and Exchange Commission, at not less than fifty-one percent (51%) of the issued and outstanding common stock. For purposes of such calculation, Millennium is permitted to include shares of common stock held by the Chairman and Chief Executive Officer of Millennium and her husband. The excess of the consideration paid over the fair value of assets acquired, along with their related straight-line amortization periods, were:

                                AMORTIZATION
                             AMOUNT     PERIOD

     Trademarks            $  520,750          3  years
     Product  development     260,000          3  years
     Patents                   58,000          3  years
     Goodwill                 378,000          5  years
                           -----------
                           $1,216,750
                           ===========
4     INTANGIBLES

The Company examines the carrying value of its intangible assets in accordance with SFAS No, 121, to determine whether there are any impairment losses. Considerable management judgement is necessary to estimate the fair value of these assets. Accordingly, the realized value of these assets could vary significantly from management's estimates.

Management has utilized the sales projections provided by its new marketer and video distributors in order to evaluate the potential revenues from the identified intangibles. Pursuant to these projections, as well as management's analysis of certain prior years' marketing efforts, the Company expects to produce substantial revenue and cash flow from the intangible assets over the next three years. This decision was arrived at based upon a discounted cash flow analysis based upon the sales projections. Although management recognizes that these assets have not produced any significant revenue during the period covered by these financial statements, management attributes this to a change in marketer and the time involved in production and testing of its new infomercial and related marketing efforts.

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

================================================================================

5     LONG-TERM  DEBT

The notes bear interest at 8 1/2% per annum and are payable fifty percent of the outstanding principal plus the accrued interest on the entire balance in December 2001 with the balance of the remaining principal along with any accrued interest payable in December 2002. As of December 31, 2000, the total debt amounted to $230,000. Additional proceeds of $285,000 were received during 2001 and the entire balance was currently payable as of December 31, 2001. As of December 31, 2001, the amounts due under the terms of these notes were unpaid. Pursuant to certain default provisions, the entire balance is classified as current. The Company is currently in negotiations to extend the due date of these notes.

In the event of a default by the Company, any remaining balance at the time of the default is due and payable immediately. Upon such default, the note holder shall receive the right to convert any portion of the outstanding principal into common shares of the Company at a conversion price of $.50 per share. The note holder would also, upon default, be entitled to, among other things, an increased interest rate of approximately 11% per annum, additional payments of ..15% of annual gross sales for two years and the issuance of warrants to purchase one share for each dollar of the initial principal amount.


6     NET  LOSS  PER  SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for each year. The weighted average number of shares used to compute basic loss per share for the years ended December 31, 2001 and 2000 were 1,899,505 and 6,786,300 respectively.

Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year plus, for 2000 and 1998, the incremental shares that would have been outstanding had the Company been required to issue additional shares pursuant to the Anti-Dilution Rights. In 2001 and 2000, issuance of shares pursuant to these rights would have been anti-dilutive and, therefore, were not considered in the computation of diluted loss per share. These shares total 123,617 shares for 2001 and 97,917 shares for 2000. As a result, for the years ended December 31, 2001 and 2000 diluted loss per share equals basic loss per share.

7     COMMITMENTS

In September 2000, the Company terminated a sales and marketing agreement with a prior marketer (the "Previous Marketer"). As part of the termination agreement, Millennium and the Previous Marketer agreed that the Previous Marketer would continue to sell on behalf of Millennium. Previous Marketer's possession. There is no deadline for this sale of remaining inventory, but the Previous Marketer continues to have an obligation to report all sales to Millennium, which has retained audit rights with respect to such inventory. In June, 2000, Millennium also terminated a separate licensing agreement it had with the Previous Marketer to assist Millennium in distributing the educational videos produced by Millennium. Millennium paid $59,000, in the form of 200,000 shares of Common Stock, to terminate such agreement. Other than as set forth above, neither the Previous Marketer nor Millennium has any rights, liabilities or obligations to the other.

During November 2000, the Company entered into a new marketing and related production agreement with a new marketing company to market the Company's Theracel product line. The marketer is to develop direct response television advertising and will also perform certain manufacturing, warehousing and production activities. In connection with this agreement, the Company granted the Marketer certain incentive based stock options. The options are exercisable for a period of up to five years following the completion of a "performance year" as defined in the Agreement. This Agreement allows the Marketer to acquire up to 1,350,000 shares at prices ranging between $.50 and $1.50.

================================================================================

8     RELATED  PARTIES

The Company leases its office space, on a month-to-month basis, from a stockholder. For 2001 and 2000, the Company recorded rent expense under these leases of approximately $29,800 and $36,000, respectively.


9      INCOME  TAXES

The tax effect of the only item comprising the Company's net deferred tax position as of December 31, 2001 and 2000 (see Note 1) is as follows:

                                                           2001       2000

  Future  tax  benefit  resulting  from  the
  availability  of  net operating loss carryforwards      $527,000   $ 620,000

  Less valuation allowance                                (527,000)   (620,000)
                                                         ----------  ----------

  Net deferred tax                                        $      0    $      0
                                                         ==========  ==========

As of December 31, 2001 the Company has $2,997,000 of net operating loss carryforwards available to offset future taxable income. These carryforwards expire as follows:

                          2002                  $   100,100
                          2003                      768,000
                          2004 and thereafter     2,128,900
                                                ------------
                                                $ 2,997,000
                                                ============

10     STOCKHOLDERS'  EQUITY

On  June  30, 2000, the Company declared a 1 for 12 reverse stock split. In
March 2001, the Company declared a 2 for 1 stock split.   Retroactive effect has
been  given  to  these  stock  splits  in the accompanying financial statements.

Millennium is authorized to issue an aggregate of 25,000,000 shares of common stock, par value $.0001 per share and 10,000,000 blank check preferred shares.

COMMON  STOCK

All outstanding shares of common stock are of the same class and have equal rights and attributes. The holders of common stock are entitled to one vote per share on all matters submitted to a vote of shareholders of Millennium. All shareholders are entitled to share equally in dividends, if any, as may be declared from time to time by the Board of Directors. In the event of liquidation, the holders of common stock are entitled to share ratably in all assets remaining after payments of all liabilities, The shareholders do not have cumulative or preemptive rights.

================================================================================

PREFERRED  STOCK

The Board of Directors is authorized, to provide for the issuance of Preferred Stock in one or more series, to establish from time to time, the number of shares to be included in each such series, to fix the voting powers, designations, preferences and rights, and the restrictions of those preferences and rights, of the shares of each such series and to increase, or decrease such series then outstanding, the number of shares of any such series without further vote or action by the stockholders. The Board of Directors is authorized to issue Preferred Stock with voting, conversion, and other rights and preferences which could adversely affect the voting power or other rights of holders of common stock.

11.     SUBSEQUENT  EVENT

In November, 1999, the Company entered into a Production Services and Marketing Agreement with Hawthorne Direct, Inc. ("Hawthorne"). This agreement expired pursuant to its terms in July 2001. However, Hawthorne continued to operate under this agreement. In May 2002, the Company decided to end the discussions with Hawthorne and entered into a new Production Services, Marketing Services and Distribution Agreement (the "Production Agreement") with Impact Product Development, Inc. ("Impact"). Neither the Company nor Hawthorne have any remaining rights, liabilities or obligations to the other under the terms of the expired agreement.

Under the Production Agreement, the Company expects to sell all of our skin care products directly to consumers through direct response television advertising. The Production Agreement grants Impact the exclusive rights to market and distribute the skin care products for a period of one year following the date of the initial media test of a new infomercial. The initial media test has not yet been conducted. The Company anticipates that the initial media test of the new infomercial will be conducted in November/December 2002.

The Production Agreement is automatically renewable for one year periods in the event that minium levels of sales are generated by Impact (i.e., 75,000 product units in year one, 100,000 product units in year two and 150,000 product units thereafter - a product unit consists of the five TheraCel products: (1) the pro-cellular formula; (2) day moisturizer; (3) night moisturizer; (4) TheraCel soap; and (5) moisturizer for dry and damaged skin). If such sales levels are not met in any given year, the Production Agreement is automatically terminated without penalty to either party.

Pursuant to the Production Agreement, Impact, among other things, has produced a new broadcast quality direct response television commercial ("Infomercial") for the Company's skin care products. Under the Production Agreement, the Company is required to pay for the Infomercial production costs and media test costs. Impact has agreed to advance the funds necessary to pay for the costs associated with the production, distribution and marketing of the Theracel product. Impact will be reimbursed for these payments from a merchant account into which all revenues earned and received from the sale of the product will be deposited. The Company will make disbursements from the merchant account to pay for any costs associated with marketing and selling the Theracel products including but not limited to production costs, media costs, telemarketing and fulfilment costs, operating expenses and any fees or commissions due to Impact. Once the direct response television campaign is launched, costs are estimated to be approximately $1 million per month during an active campaign.

Under the terms of the Production Agreement, the balance of the merchant account after expenses, fees and other costs are deducted will be distributed to forty-seven and one-half (47.5%) percent to the Company, forty-seven and one-half (47.5%) percent to Impact and five (5%) percent to Infomercial Marketing Partners, LLP, the company that will create the Infomercial. In addition, the Company has agreed to issue one million five hundred thousand (1,500,000) restricted shares of common stock to Impact as additional compensation under the Production Agreement.

                                    PART III

          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following Table sets forth certain information regarding the executive officers and directors of Millennium as of October 3, 2002.

-------------------------------------------------------------------------------
NAME*              AGE       POSITION
George  Balis      52       Chairman  of  the  Board  of  Directors,
                            Chief  Executive  Officer,  Secretary

Ardis  Balis       50       President,  Director

Dan  Gorczycki     39       Director

John  Rissi        39       Director

Louis  Tallarini   54       Director
--------------------------

* - Unless otherwise indicated, the address for each officer and director is 270 Larch Lane, Mahwah, New Jersey 07430

George Balis. George Balis, our Chief Executive Officer, Chairman of the Board of Directors and Secretary, was in the private practice of law from 1975 through 1986, concentrating in the areas of securities, corporation and entertainment law. From 1986 through 1992, Mr. Balis was Chairman and President of American Screen Company, a diversified entertainment company which, among other things, developed properties for motion picture and television release. From 1993 to 1998, Mr. Balis was in the private practice of law specializing in corporate and entertainment matters. In January, 1998, Mr. Balis became Chairman and Chief Executive Officer of Millennium. From February 2002 to September 30, 2002, Mr. Balis had been a partner in a law firm and during that time divided his time between the Company and the practice of corporate law. Mr. Balis is a graduate of both Columbia University's School of Law and Graduate School of Business, and is admitted to practice law in the State of New York.

Ardis Balis. Ardis Balis, our President and a director of Millennium, founded UltraDerma, Ltd., a company which was acquired by us in February, 1998. Ms. Balis has both financed and researched the development of skin care products. She has appeared on numerous instructional videos, informercials and television talk shows. Since February, 1998, Ms. Balis has been our President. Prior thereto, she had been Chief Executive Officer and President of UltraDerma, Ltd.

Dan  E.  Gorczycki,  C.P.A.   Dan  Gorczycki,  a  director  of  Millennium since
November 1999, was a director of Holliday, Fenoglio, Fowler, L.P., a wholly-owned subsidiary of Lend Lease (USA), Inc. from June 1999 to September 2000. Mr. Gorczycki is currently involved in the placement of financing and debt restructuring in real estate transactions as a principal of Granite Partners, LLC. His experience includes work in institutional real estate sales for firms including Landauer Associates, where he worked from June 1997 until June 1999, Julien J. Studley, Inc., where he worked from March 1995 through June 1997, and Legg Mason. Mr. Gorczycki additionally was employed by The Greater New York Savings Bank from January 1993 until March 1995 where he was responsible for completing workouts on overleveraged assets. Mr. Gorczycki's career also contained experience in the financial services industry at both Cowen & Company (now SG Cowen) and Salomon Brothers (now Salomon Smith Barney) as a financial analyst. Mr. Gorczycki started his professional career at Price Waterhouse, where he worked for the Small Business Group as an auditor. Mr. Gorczycki received his MBA from New York University and a BS from St. John's University. He is both a Certified Public Accountant (inactive) and a Licensed Real Estate Salesperson in New York and a member of the Real Estate Board of New York.

John Rissi. John Rissi, a director of Millennium since November 1999, began his career in telecommunications sales for Cable & Wireless Communications, Inc. where he oversaw a sales staff of more than 30 sales representatives from 1986 to 1989. In February 1989, Mr. Rissi started his own marketing company, Tele-Save, where he marketed telecommunications services for various corporations. In August 1995, Mr. Rissi entered into an agreement with VoiceNet Corporation to market their credit calling card program through April 1999. From April 1999 to the present, Mr. Rissi co-founded Mutual Media Corporation, Inc., a marketing company that specializes in marketing major web sites throughout the world. Mr. Rissi received his B.S. at Hofstra University.

Louis A. Tallarini. Louis Tallarini, a director of Millennium since June 2000, has been executive vice president for Fuller Development Company, a division of Cappelli Enterprises, Inc. from October 1999 to the present. From 1991 to September 1999 he served as Executive Vice President and member of the Executive Committee of The Value Companies, where he was responsible for the asset management of a national real estate portfolio of commercial properties. Mr. Tallarini began his career as an accountant with the international certified public accounting firm Pannell, Kerr Foster. Following his career as an accountant, he entered private industry where he has supervised institutional real estate management teams throughout the United States. Mr. Tallerini has been involved in philanthropic endeavors, including serving as Chairman of the Board of the Singers Forum Foundation; funding scholarships for underprivileged minority children through the Graham Windham foster child program; and making available affordable housing for needy families. Mr. Tallarini sits on the Executive Committee of Value Express, a national commercial real estate lender. Mr. Tallarini received his B.S. from Fordham University.

     Family  Relationship

     George Balis is the husband of Ardis Balis. They were married in May, 1998.

     Section  16(a)  Beneficial  Ownership  Reporting  Compliance

     Section 16(a) of the Exchange Act requires the Company's director's and executive officers, and persons who own more than 10% of the Company's outstanding common stock, to file with the SEC, initial reports of beneficial ownership and reports of changes in beneficial ownership of the Company's common stock and other equity securities of the Company. To the Company's knowledge, as of the fiscal year ended December 31, 2001, George Balis, Ardis Balis, Dan Gorczycki, John Rissi and Louis Tallarini have not filed the required forms under Section 16(a) of the Exchange Act.

                             EXECUTIVE COMPENSATION

     The following table sets forth all cash compensation paid or to be paid by us, as well as certain other compensation paid or accrued, to officers, directors and certain key employees.

                                                        ANNUAL  COMPENSATION
                                                      SALARY    BONUS    OTHER
NAME  AND  PRINCIPAL  POSITION

George  Balis                            2001          60,000     -0-     -0-
Chairman,  Chief  Executive  Officer     2000            -0-      -0-     -0-
and  Secretary                           1999            -0-      -0-   $35,000  (2)

Ardis  Balis  (1)                        2001          50,000     -0-     -0-
President  and  Director                 2000            -0-      -0-     -0-
                                        1999             -0-      -0-   $35,000  (2)

--------------------
(1)  Ms.  Balis  became  an  employee  of  Millennium  in  February,  1998.
(2)  On  November  18,  1999,  each  of  George Balis and Ardis Balis was issued
350,000 shares of Common Stock, at a value of $.10 per share or $35,000, as compensation for services rendered by each of them as officers and directors of Millennium in 1999.

     Director's serve for a term of one year, until their or their successor's election at the next annual meeting of stockholders.

     In January 2001, George Balis and Ardis Balis each executed employment agreements. These employment agreements are for a term of three years and are automatically renewed for one year periods unless given six (6) months notice from the Company that the agreements will not be renewed. George Balis'
agreement provides for a base annual salary of $60,000 and Ardis Balis' agreement provides for a base annual salary of $50,000. Each agreement provides for reimbursement by the Company of reasonable expenses. There is no provision in either agreement providing for increases to these base salaries and each agreement can be terminated by the Company only for cause. Pursuant to these agreements, each of them has agreed not to compete with Millennium for a period of one year following termination of the agreement.

     On  November  18,  1999,  each  of George Balis and Ardis Balis were issued
350,000 shares of Common Stock, at a value of $.10 per share or $35,000, as compensation for services rendered by each of them as officers and directors of Millennium in 1999. No other compensation has been paid to any officer of Millennium since 1996 and, other than as set forth above, no compensation has been accrued since that time through September 30, 2002. George Balis received 300,000 shares of common stock, having a value of $15,000, as a director's fee for his service as a director in 1997. Mr. Balis is not owed any further compensation for any services rendered to Millennium prior to November 15, 1999. George and Ardis Balis have also received loans from Millennium. See "Certain Relationships and Related Transactions."

     Historically, directors who are not members of management have not received any compensation for their services as such; however, in June 2000, prior to the 1 for 12 reverse split of our common stock, as compensation for serving on the Board of Directors, Dan Gorczycki, Louis Tallarini and John Rissi were issued 75,000, 225,000 and 375,000 shares of common stock respectively, valued at

$0.0001 per share. In addition, Messrs. Gorcycki, Tallarini and Rissi were each issued warrants to purchase 6,250 shares of common stock at an exercise price of $.50 per share. Furthermore, in January 2001, prior to the 2 for 1 forward split of our common stock, as compensation for serving on the Board of Directors, Dan Gorczycki, Louis Tallarini, John Rissi and George Balis were issued 75,000, 75,000, 375,000 and 75,000 shares of common stock respectively, valued at $.0001 per share.


               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                                   MANAGEMENT

     The following table sets forth, as of October 3, 2002, the name and address of each officer and director of the Company and each person who owns beneficially more than five percent of the Common Stock of the Company, and the number of shares owned by each such person and by all officers and directors as a group:

NAME  AND ADDRESS                  AMOUNT AND NATURE OF        PERCENT OF CLASS
OF  BENEFICIAL  OWNER*             BENEFICIAL  OWNERSHIP       COMMON STOCK
------------------------         ------------------------     ----------------

George  Balis                        10,878,852  (1)(3)        45.4%  (4)


Ardis  Balis                         10,878,852  (2)(3)        45.4%  (4)


BVI  Corporate  Services  Ltd.        3,093,985(5)             12.9%
P.O.  Box  733
Spring  Gates  South
Lower  Government  Road
Charlestown,  Nevis,  West  Indies

Sea  Spray Holdings Ltd.             2,303,985(6)               9.7%
Craigmuir  Chambers
P.O.  Box  71  Road  Town  Tortola
British  Virgin  Islands

B.R.  Equities,  Inc.                1,750,000                  7.3%
490  Wheeler  Road,  Suite  150
Hauppague,  New  York  11788

John  Rissi                            913,000                  3.9%

Louis  Tallarini                       287,500                  1.2%

Dan  Gorczycki                         222,500                    1%

ALL  OFFICERS  AND
DIRECTORS  AS  A
GROUP  (5  Individuals)             12,345,552                 51.6%
----------------------------

*- Unless otherwise stated, the address for each officer and director is 270 Larch Lane, Mahwah, New Jersey, 07430

(1) Includes 10,570,338 shares owned by Ardis Balis, Mr. Balis' wife, as to which shares Mr. Balis has voting control.

(2) Includes 308,514 shares owned by George Balis, Ms. Balis' husband, as to which shares Ms. Balis disclaims beneficial ownership.

(3) Ardis Balis' shares are subject to a voting agreement entered into in July 2000 pursuant to which all of Ms. Balis' shares are voted by George Balis.

(4) In accordance with the anti-dilution agreement, the Company is required to issue additional shares to Ms. Balis to ensure that she maintains a 51% of the outstanding shares of the Company's common stock.

(5) Consists of 2,303,985 shares held by Sea Spray Holdings Ltd. and 790,000 shares held by Bay Partners, Ltd., companies for which BVI Corporate Services Ltd. has both investment and voting control. BVI Corporate Services Ltd. is the sole director of Sea Spray Holdings Ltd. and Bay Partners, Ltd.

(6) Includes 1,200,000 shares acquired from Infotopia, Inc. and 1,103,985 shares acquired from Eastside Venture Partners, LLP ("ESVP"), a wholly owned subsidiary of Infotopia, Inc. In connection with the BC Acquisition, ESVP acquired the Company shares in exchange for the BC Shares. Sea Spray, as the secured creditor of Infotopia, Inc., acquired all of these shares as a result of a default by Infotopia, Inc. on an outstanding obligation owed to Sea Spray.


                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     George Balis is the husband of Ardis Balis. They were married in May, 1998. Mr. Balis currently serves as our Chairman of the Board of Directors, Chief Executive Officer and Secretary. Mrs. Balis currently serves as President and a member of the Board. All of Ardis Balis' shares of Millennium common stock are subject to a voting trust agreement entered into in July 2000 pursuant to which all of Mrs. Balis' shares are voted by George Balis. The voting agreement is for a term of twenty-one years. During the term of the agreement Mr. Balis has unrestricted discretion to vote the shares subject to the agreement. The shares subject to the agreement consist of all of the shares owned by Mr. and Mrs. Balis.

     A summary of the transactions in the amounts due from/to Mr. & Mrs. Balis as of the year ended December 31, 2001 is as follows:

Balance  January  1,  1998                $9,031
Repaid                                    (9,031)
Advances                                 161,621
Liability  incurred  in  connection
 with acquisition of Ultraderma         (162,500)
                                       ----------
Balance  December  31,  1998                (879)
Cash  advances                           258,452
                                       -----------
Balance  December  31,  1999             257,573
Cash  advances                            94,541
                                       -----------
Balance  December  31,  2000            $352,114
Cash  Repayments                         (40,810)
                                       -----------

Balance  December  31,  2001            $311,304
                                       ===========

The loans receivable/payable are non-interest bearing and due on January 1, 2003.

     In December, 1998, we had advanced $161,621 to George Balis, our chairman, to obtain a nineteen percent (19%) equity interest in a company which develops and markets gourmet snack foods.

     On May 1, 1998 and September 28, 1998, George Balis transferred 400,000 shares and 200,000 shares, respectively, of common stock to Ardis Balis to enable us to meet our obligation to Mrs. Balis with respect to the anti-dilution agreement executed concurrent with the UDL acquisition agreement. On November 18, 1999 we issued an additional 400,000 shares of common stock to Ardis Balis to enable us to meet our obligation to Ms. Balis with respect to the anti-dilution agreement executed concurrent with the UDL acquisition agreement. In addition, in June 2000 and January 2001, Ardis Balis was issued 1,923,000 and 4,952,334 shares of our common stock respectively to be in compliance with the anti-dilution agreement executed concurrent with the UDL acquisition agreement. The anti-dilution agreement executed concurrent with the UDL acquisition agreement requires us to insure that Ardis Balis, until such time as we shall complete a public offering of our shares registered with the Securities and

Exchange Commission, maintains an equity position in Millennium of no less than 51% of all issued and outstanding shares of common stock of Millennium. For purposes of such calculation, Millennium is permitted to include shares of common stock held by George Balis, our Chairman and the husband of Ardis Balis.

     In October 2000, Millennium, sold 4,000,000 shares of its common stock at a price of $.25 per share in a private placement pursuant to a registration statement flied with the State of Georgia, which transaction was exempt from registration pursuant to Section 3(b) of the Securities Act and Regulation D promulgated thereunder, specifically, Rule 504 thereof. The 4,000,000 shares were sold to seven accredited investors for $562,500 in cash and $437,500 principal amount of 10% promissory notes due January 1, 2001, which have been extended by mutual agreement to September 30, 2003.

     On April 3, 2001, pursuant to an Agreement and Plan of Reorganization (the "BC Acquisition Agreement") we acquired all the outstanding shares (the "BC Shares") of common stock of Blue Capital Associates, Inc. ("Blue Capital"), a Delaware corporation, from the shareholders thereof in an exchange for an aggregate of 1,162,090 shares of our common stock (the "BC Acquisition"). At the time of the BC Acquisition, East Side Venture Partners, LLC owned 95% of the outstanding shares of Blue Capital. Prior to the BC Acquisition, East Side Venture Partners, LLC was the wholly-owned subsidiary of Infotopia, Inc., one of our shareholders owning, at that time, greater than 5% of our outstanding common stock. The consideration exchanged was negotiated between Blue Capital's shareholders and Millennium.

                        EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

Exhibit Number      Description  of  Document
-------------       ------------------------------

3.1                 Articles  of  Incorporation of Millennium Direct, Inc.,  as  amended.  (1)

3.2                 Amendments  to  Articles  of  Incorporation  of Millennium  Direct,  Inc.  (1)

3.3                 By-Laws  of  Millennium Direct, Inc., as amended. (1)

9.1                 Voting  trust  Agreement  dated July 5, 2000. (1)

10.1                Letter  agreement  between  Millennium  Direct and Ardis  Boyd  dated
                    February,  1998.  (1)

10.2                Production  Services  and  Marketing  Agreement, dated November 3, 1999 between  the  Company and Marketer, and related Stock Option Agreement. (1)

10.3                Acquisition  Agreement  dated  February  1,  1998,  by  and  between
                    UltraDerma,  Ltd.,  and  Kid  Rom,  Inc.  (2)

10.4                Agreement  and  Plan  of Reorganization and Merger thereto  between
                    Millennium  Direct,  Inc.  and  Blue  Capital  Associates, Inc. dated March
                    21,  2001.  (1)

10.5                License Agreement for TheraCel product dated May 1, 1997. (2)

10.6                Extension  of  License  Agreement  dated  May  14,  2002.  (2)

10.7                George  Balis  Employment  Agreement  dated  January  1, 2001. (2)

10.8                Ardis  Balis  Employment  Agreement  dated  January  1,  2001. (2)

10.9                Production  Services,  Marketing  Services,  and  Distribution Agreement
                    between  Millennium  and Impact Product Development dated May 8, 2002. (2)

16.1                Accountant's  letter  dated  August,  2001.  (1)

99.1                Certification  of  George  Balis  pursuant  to  Section 906 of the Sarbanes-Oxley
                    Act  of  2002.


--------------------------------------
(1) Filed as exhibit to Amendment Number 2 to the Current Report on Form 8-K12g-3/A filed with the SEC on August 7, 2001.
(2) Filed as exhibit to Amendment Number 3 to the Current Report on Form 8-K12g-3/A filed with the SEC on October 22, 2002.


(b) There were no Current Reports on Form 8-K filed during the last quarter of the period covered by this report.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENNIUM  DIRECT,  INC.


By  /s/  George  Balis
    ------------------
George  Balis,  Chief  Executive  Officer,
Chairman  of  the  Board  of  Directors  and
Principal  Accounting  Officer

Date:  October  22,  2002


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


SIGNATURE                               TITLE                                  DATE

/s/  George  Balis              Chairman  of  the Board, CEO and Principal
------------------              Accounting  Officer                          October  22, 2002

/s/  Ardis  Balis               President,  Director                         October  22, 2002
------------------

/s/  John  Rissi                Director                                     October  22, 2002
----------------



                                 CERTIFICATIONS


I,  George  Balis,  certify  that:

1. I have reviewed this quarterly report on Form 10-KSB of Millennium Direct, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


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

                             MILLENNIUM DIRECT, INC.
                           CERTIFICATION  PURSUANT  TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Millennium Direct, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2001, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George Balis, the Chief Executive Officer, Secretary, and Principal Accounting Officer of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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