Form 10QSB
period 2002-03-31
MILLENNIUM DIRECT INC
filed 2002-10-23
CIK 1000598

                             UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  for the quarterly period ended March 31, 2002

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

The number of shares of common stock outstanding as of October 10, 2002 was 23,947,714.

                                     PART I

Item  1.  Financial  Statements.

                    MILLENNIUM DIRECT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
================================================================================


                                                       MARCH  31,   DECEMBER  31,
                                                         2002          2001
                                                       (UNAUDITED)   (AUDITED)
                                  ASSETS
CURRENT ASSETS:
  Cash                                                 $     67,786  $   43,468
  Accounts receivable                                             -       1,477
  Inventories                                                     -      32,105
  Notes receivable                                                -           -
                                                       ------------  ----------
          TOTAL CURRENT ASSETS                               67,786      77,050
                                                       ------------  ----------

Property and equipment, net of accumulated
  depreciation of $17,954 in 2002 and $17,178 in 2001         1,125       1,901
                                                       ------------  ----------

OTHER ASSETS:
  Intangible assets, net of accumulated amortization
   of $1,167,860 in 2002 and $1,100,450 in 2001              48,889     116,290
  Video costs                                               262,583     262,583
  Officer loan receivable                                   235,299     311,304
                                                       ------------  ----------
          TOTAL OTHER ASSETS                                546,771     690,177
                                                       ------------  ----------

TOTAL ASSETS                                           $    615,682  $  769,128
                                                       ============  ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued expenses                                     $          -  $        -
  Note payable, current portion of long-term debt           230,000     230,000
                                                       ------------  ----------
          TOTAL CURRENT LIABILITIES                         230,000     230,000
                                                       ------------  ----------

LONG-TERM DEBT                                              310,000     285,000
                                                       ------------  ----------

TOTAL STOCKHOLDERS' EQUITY                                   75,682     254,128
                                                       ------------  ----------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $    615,682  $  769,128
                                                       ============  ==========

================================================================================

                        See notes to financial statements

                    MILLENNIUM DIRECT, INC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
================================================================================

                                          THREE  MONTHS  ENDED
                                              MARCH  31,
                                           2002       2001

SALES                                     $4,803      $8,629

COST OF GOODS SOLD                         3,782       5,766
                                       ----------  ----------


GROSS PROFIT                               1,021       2,863
                                       ----------  ----------


COSTS AND EXPENSES:
  Selling and marketing expenses          37,947      31,388
  General and administrative expenses    171,520     252,406
                                       ----------  ----------

TOTAL COSTS AND EXPENSES                 209,467     283,794
                                       ----------  ----------


NET LOSS                               $(208,446)  $(280,931)
                                       ==========  ==========



BASIC LOSS PER SHARE                   $    (.01)  $    (.04)
                                       ==========  ==========

DILUTED LOSS PER SHARE                 $    (.01)  $    (.04)
                                       ==========  ==========


================================================================================

                        See notes to financial statements
                                       FS-2

                    MILLENNIUM DIRECT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                        THREE MONTHS ENDED MARCH 31, 2002
                                  (Unaudited)
================================================================================


OPERATING  ACTIVITIES:


OPERATING ACTIVITIES
Net loss                                        $(208,446)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
       Depreciation and amortization               68,178
  Changes in operating assets and liabilities:
       Accounts receivable                          1,477
       Inventories                                 32,105
                                                ----------


NET CASH USED IN OPERATING ACTIVITIES           $(106,686)
                                                ----------




FINANCING ACTIVITIES:
  Proceeds from sale of common stock               30,000
 Decrease in notes receivable-stockholder          76,004
 Increase in long term debt                        25,000
                                                ----------

NET CASH USED IN FINANCING ACTIVITIES           $ 131,004
                                                ----------



INCREASE IN CASH                                $  24,318

CASH - BEGINNING OF PERIOD                         43,468
                                                ----------

CASH - END OF PERIOD                            $  67,786
                                                ==========
================================================================================
                        See notes to financial statements

                    MILLENNIUM DIRECT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                  (Unaudited)
================================================================================

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

The financial statements of Millennium Direct, Inc. are unaudited and reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period.

2 RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2001


RESULTS  OF  OPERATIONS

Millennium recorded $4,803 in sales for the three months ended March 31, 2002 as compared with sales of $ 8,629 for the previous six months. Millennium's gross profit for these three months was $1,021 and $2,863, respectively. Operating expenses for the three months ended March 31, 2002 were $209,467 and $283,794 for the three months ended March 31, 2001. The decreased expenses were the result of a decrease in professional fees and advertising expenses incurred. The significant items included in operating expenses for the three months ended March 31, 2002 and 2001 are as follows:

     EXPENSE  DESCRIPTION        MARCH  31,  2002          MARCH  31,  2001

    Advertising                        $37,948              $31,388
    Depreciation and amortization       68,178               68,062
    Professional fees                    6,527              101,442
    Travel and trade shows               2,445               24,479


     As a result, the net loss was $208,446 for the three months ended March 31, 2002 compared with a loss of $280,931 for the three months ended March 31, 2001. As of March 31, 2002 Millennium had stockholders' equity of $75,682 and $254,128 for March 31, 2001. The changes in the stockholders equity were the result of additional investments made by shareholders via the sale of common stock and the issuance of stock to certain directors and consultants and reduced by the net loss.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

Net sales, which are solely attributable to residual sales of our skin care products from previous campaigns totaled $4,803 for the three months ended March 31, 2002, a decrease of $3,826 from $8,629 for the three months ended March 31, 2001 or approximately 44%. This decrease is attributable to the lack of any active marketing campaigns for our TheraCel products.

Cost of sales totaled $3,782 for the three months ended March 31, 2002, a decrease from $5,766 for the three months ended March 31, 2001. This decrease is primarily the result of the decrease in sales.

Operating expenses decreased by approximately $74,330 to approximately $209,470 during the three months ended March 31, 2002 from approximately $283,800 for the three months ended March 31, 2001 or approximately 26%. This decrease was primarily attributable to decreases in cost of sales as well as decreases in consulting and professional fees.

Selling and marketing expenses increased approximately $7,000 to approximately $38,000 during the three months ended March 31, 2002 as compared to approximately $31,000 during the three months ended March 31, 2001. This increase was the result of negotiations with several marketing companies to establish terms of a new marketing agreement.

General and administrative expenses decreased approximately $80,890 to $171,520 during the three months ended March 31, 2002 as compared to $252,406 during the three months ended March 31, 2001. This decrease was the result of decreases in accounting and legal fees.

As a result of the above, the Company's net loss for the three months ended March 31, 2002 totaled $208,446 or $.01 per share compared to a net loss of $280,931 or $.04 per share for the three months ended March 31, 2001.

              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our working capital requirements through internally generated funds, the sale of shares of our common stock, and proceeds from short-term borrowings, convertible debentures, and notes payable. As of March 31, 2002, we had a working capital deficit (current assets less current liabilities) of $162,214. We believe we can continue operations for the next twelve months solely with the cash we have on hand and the continued repayments by the principal shareholders of their loan receivables. During the next twelve months, we expect to continue development of the new infomercial for the TheraCel products, as well as continue to develop new marketing channels for our line of video products. To enable us to meet a portion of our obligations as they become due, our Chairman and our CEO have both agreed to allow the Company to defer compensation pursuant to their employment agreements of approximately $110,000, in the aggregate, that will accrue in 2002. We may seek to issue corporate debt or equity securities in order to meet additional cash needs for the coming year. Any debt incurred or issued by us may be secured or unsecured, fixed or variable rate interest and may be subject to such terms as our board of directors deems prudent. Any sales of equity securities may be at or below current market rates for our common stock. We expect any proceeds from such additional credit or sale of securities to be used primarily in the marketing and development of our skin care products and children's videos, and in the reduction of short-term liabilities. No assurance can be given that we will be successful in generating sufficient capital from new borrowings or from the sale of our securities to adequately fund our liquidity needs.

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


                                          MILLENNIUM DIRECT, INC.

Date:  October  22,  2002                 /s/  George  Balis
                                          -----------------------
                                          George  Balis,  CEO,  Secretary
                                          and  Principal  Accounting
                                          Officer

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

                             MILLENNIUM DIRECT, INC.
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


In  connection  with  the  Quarterly  Report  of  Millennium  Direct,  Inc. (the
"Company") on Form 10-QSB for the period ending March 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George Balis, the Chief Executive Officer, Secretary, and Principal Accounting Officer of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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