Form 10QSB
period 2002-06-30
MILLENNIUM DIRECT INC
filed 2002-10-23
CIK 1000598

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  for the quarterly period ended June 30, 2002

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

The number of shares of common stock outstanding as of October 3, 2002 was 23,974,714.

                                     PART I

ITEM  1.  FINANCIAL  STATEMENTS.


                    MILLENNIUM DIRECT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
================================================================================


                                                     June  30,   December  31,
                                                        2002       2001
                                                    (Unaudited)  (Audited)
                           ASSETS
CURRENT ASSETS:

Cash
                                                       $ 36,532   $ 43,468
  Accounts receivable                                         -      1,477
  Inventories                                                 -     32,105
  Notes receivable                                            -          -
                                                     ----------- ----------
          TOTAL CURRENT ASSETS                           36,532     77,050
                                                     ----------- ----------


Property and equipment, net of accumulated
  depreciation of $18,730 in 2002 and $17,178 in 2001       349      1,901
                                                     ----------- ----------

OTHER ASSETS:
  Intangible assets, net of accumulated amortization
   of $1,216,750 in 2002 and $1,100,450 in 2001               -    116,290
  Video costs                                           262,583    262,583
  Officer loan receivable                               230,502    311,304
                                                     ----------- ----------
          TOTAL OTHER ASSETS                            493,085    690,177
                                                     ----------- ----------


TOTAL ASSETS                                           $529,966   $769,128
                                                     =========== ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accrued expenses                                     $      -   $      -
  Note payable, current portion of long-term debt       230,000    230,000
                                                     ----------- ----------

          TOTAL CURRENT LIABILITIES                     230,000    230,000
                                                     ----------- ----------

LONG-TERM DEBT                                          310,000    285,000
                                                     ----------- ----------

TOTAL STOCKHOLDERS' DEFICIENCY                          (10,034)   254,128
                                                     ----------- ----------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $529,966   $769,128
                                                     =========== ==========


                        See notes to financial statements
                                      FS-1

                    MILLENNIUM DIRECT, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
================================================================================

                                       SIX  MONTHS  ENDED
                                             JUNE  30,
                                          2002        2001

SALES                                    $10,469     $14,630

COST OF GOODS SOLD                         8,230      11,955
                                       ----------  ----------


GROSS PROFIT                               2,238       2,675
                                       ----------  ----------


COSTS AND EXPENSES:
  Selling and marketing expenses          38,977      32,175
  General and administrative expenses    253,642     337,585
                                       ----------  ----------

TOTAL COSTS AND EXPENSES                 292,619     369,760
                                       ----------  ----------


NET LOSS                               $(282,150)  $(357,805)
                                       ==========  ==========



BASIC LOSS PER SHARE                   $    (.01)  $    (.02)
                                       ==========  ==========

DILUTED LOSS PER SHARE                 $    (.01)  $    (.02)
                                       ==========  ==========


                        See notes to financial statements
                                       FS-2

                    MILLENNIUM DIRECT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
================================================================================




                               THREE  MONTHS  ENDED
                                    JUNE  30,
                                2002       2001

SALES                           $5,666     $6,001
                              ---------  ---------

COST OF GOODS SOLD               4,448      3,909
                              ---------  ---------



GROSS PROFIT                     1,218      2,092
                              ---------  ---------



COSTS AND EXPENSES:

  SELLING AND MARKETING          1,030        787
  GENERAL AND ADMINISTRATIVE    82,122     28,489
                              ---------  ---------

TOTAL COSTS AND EXPENSES        83,152     29,276
                              ---------  ---------


NET LOSS                      $(81,934)  $(27,184)
                              =========  =========


           See notes to financial statements
                         FS-3

                    MILLENNIUM DIRECT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                         SIX MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)
================================================================================


OPERATING ACTIVITIES:

NET LOSS                                        $(282,150)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
 CASH USED IN OPERATING ACTIVITIES
       DEPRECIATION AND AMORTIZATION              117,843
  CHANGES IN OPERATING ASSETS AND LIABILITIES:
       ACCOUNTS RECEIVABLE                          1,477
       INVENTORIES                                 32,105
                                                ----------


NET CASH USED IN OPERATING ACTIVITIES           $(130,725)
                                                ----------




FINANCING ACTIVITIES:
  PROCEEDS FROM SALE OF COMMON STOCK               30,000
 DECREASE IN NOTES RECEIVABLE-STOCKHOLDER          80,801
 INCREASE IN LONG TERM DEBT                        25,000
                                                ----------

NET CASH USED IN FINANCING ACTIVITIES           $ 135,801
                                                ----------



DECREASE IN CASH                                $  (6,936)

CASH - BEGINNING OF PERIOD                         43,468
                                                ----------

CASH - END OF PERIOD                            $  36,532
                                                ==========
================================================================================

                        SEE NOTES TO FINANCIAL STATEMENTS
                                       FS-4

                    MILLENNIUM DIRECT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                  (UNAUDITED)
================================================================================

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

2     RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH
THE  SIX  MONTHS  ENDED  JUNE  30,  2001


Results  of  Operations

Millennium recorded $10,469 in sales for the six months ended June 30, 2002 as compared with sales of $ 14,630 for the previous six months. Millennium's gross profit for these six months was $2,238 and $2,675, respectively. Operating expenses for the six months ended June30, 2002 were $292,619 and $369,760 for the six months ended June30, 2001. The decreased expenses were the result of a decrease in professional fees and advertising expenses incurred. The significant items included in operating expenses for the six months ended June 30, 2002 and 2001 are as follows:

  EXPENSE  DESCRIPTION         JUNE  30,  2002     JUNE  31,  2001
  Advertising                        $38,997          $73,068
  DEPRECIATION AND AMORTIZATION      117,843          136,044
  PROFESSIONAL FEES                   15,532           33,000
  TRAVEL AND TRADE SHOWS              39,241           28,308


     As a result, the net loss was $282,150 for the six months ended June 30, 2002 compared with a loss of $357,805 for the six months ended June 30, 2001. As of June 30, 2002 Millennium had stockholders' deficiency of $(10,034) and stockholders' equity of $254,128 for June 30, 2001. The changes in the stockholders equity were the result of additional investments made by shareholders via the sale of common stock and the issuance of stock to certain directors and consultants and reduced by the net loss.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001

Net sales, which are solely attributable to residual sales of our skin care products from previous campaigns totaled $10,469 for the six months ended June 30, 2002; a decrease of $4,161 from $14,630 for the six months ended June 31, 2001 or 28%. This decrease is attributable to the lack of any active marketing campaign for our TheraCel products.

Cost of sales totaled $8,230 for the six months ended June 30, 2002; an decrease of $3,725 from $11,955 for the six months ended June 30, 2001. This decrease is primarily the result of the corresponding decrease in sales during the periods.

Operating expenses decreased by approximately $77,150 to approximately $292,600 during the six months ended June 30, 2002 from $369,760 for the six months ended June 30, 2001 or approximately 21%. This decrease was primarily attributable to decreases in expenditures for consulting and professional fees and other operating expenses.

Selling and marketing expenses increased approximately $6,800 to approximately $39,000 during the six months ended June 30, 2002 as compared to approximately $32,000 during the six months ended June 30, 2001. This increase was the result of negotiations with several marketing companies to establish the terms of a new marketing agreement.

General and administrative expenses decreased approximately $83,940 to $253,642 during the six months ended June 30, 2002 as compared to $337,585 during the six months ended June 30, 2001. This decrease was the result of decreases in accounting and legal fees.

As a result of the above, the Company's net loss for the six months ended June 30, 2002 totaled $282,150 or $.01 per share compared to a net loss of $357,805 or $.02 per share for the six months ended June 30, 2001.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001

Net sales, which are solely attributable to residual sales of our skin care products from previous campaigns totaled $5,666 for the three months ended June 30, 2002; a decrease of $335 from $6,001 for the three months ended June 31, 2001 or 5.6%. This decrease is attributable to the reasons described in the six-month comparison.

Operating expenses increased by approximately $50,000 to $83,152 during the three months ended June 30, 2002 from approximately $29,280 for the three months ended June 30, 2001 or 66.3%. This increase was primarily the result of increased professional and consulting fees.

Cost of sales totaled $4,448 for the three months ended June 30, 2002; an increase of $539 from $3,909 for the three months ended June 30, 2001. This increase was attributable to an icrease in the cost of the materials purchased during the period.

Selling and marketing expenses increased $243 to $1,030 during the three months ended June 30, 2002 as compared to $787 during the three months ended June 30, 2001. This increase is attributable to the reason described in the six-month comparison.

General and administrative expenses increased approximately $54,000 or 66.8% to $82,122 during the three months ended June 30, 2002 as compared to $28,489 during the three months ended June 30, 2001. The increase is due primarily to and increase in professional and consulting fees.

As a result of the above, the Company's net loss for the three months ended June 30, 2002 totaled $81,934 compared to a net loss of $27,184 for the three months ended June 30, 2001.


               FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCE

Historically, we have financed our working capital requirements through internally generated funds, the sale of shares of our common stock, and proceeds from short-term borrowings, convertible debentures, and notes payable. As of June 30, 2002, we had a working capital deficit (current assets less current liabilities) of approximately $193,468. We believe we can continue operations for the next twelve months solely with the cash we have on hand and the continued repayments by the principal shareholders of their loan receivables. To enable us to meet a portion of our obligations as they become due, our Chairman and our CEO have both agreed to allow the Company to defer compensation pursuant to their employment agreements of approximately $110,000, in the aggregate, that will accrue in 2002 until after December 31, 2002.

Prior to the roll-out of the TheraCel product we do not need very much capital because pursuant to our agreement with Impact, Impact has agreed to advance us the funds necessary to pay for the costs associated with the production, distribution and marketing of the TheraCel product. Impact will be reimbursed for these payments from a merchant account into which all revenues earned and received from the sale of the product will be deposited. We may seek to issue corporate debt or equity securities in order to meet additional cash needs for the coming year. Any debt incurred or issued by us may be secured or unsecured, fixed or variable rate interest and may be subject to such terms as our board of directors deems prudent. Any sales of equity securities may be at or below current market rates for our common stock. We expect any proceeds from such additional credit or sale of securities to be used primarily in the marketing and development of our skin care products and children's videos, and in the reduction of short-term liabilities. No assurance can be given that we will be successful in generating sufficient capital from new borrowings or from the sale of our securities to adequately fund our liquidity needs.

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


                                                  MILLENNIUM DIRECT, INC.

Date:  October  22,  2002                         /s/  George  Balis
                                                  ----------------
                                                  George  Balis, CEO, Secretary
                                                  and  Principal  Accounting
                                                  Officer

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



/s/  George  Balis
George  Balis
Title:  Chief  Executive  Officer,  Secretary
and  Principal  Accounting  Officer

EXHIBIT  99.1

                             MILLENNIUM DIRECT, INC.
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Millennium Direct, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George Balis, the Chief Executive Officer, Secretary, and Principal Accounting Officer of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                                             /s/  George  Balis
                                            ---------------------------------
                                             George  Balis
                                             CEO,  Secretary  and  Principal
                                             Accounting  Officer
October  22,  2002