Form 10QSB
period 2002-09-30
MILLENNIUM DIRECT INC
filed 2002-11-21
CIK 1000598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                for the quarterly period ended September 30, 2002

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

The number of shares of common stock outstanding as of November 15, 2002 was 23,974,714.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.



                    MILLENNIUM DIRECT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                         September 30, December 31,
                                                              2002       2001
                                                          (Unaudited)  (Audited)
ASSETS

CURRENT ASSETS:

Cash                                                      $   5,767    $  43,468
Accounts Receivable                                           1,477        1,477
Inventories                                                    --         32,105
                                                          ---------    ---------
TOTAL CURRENT ASSETS                                          7,244       77,050
                                                          ---------    ---------


Property and equipment, net of accumulated
     depreciation of $19,079 and $17,178                       --          1,901
                                                          ---------    ---------


OTHER ASSETS:

Intangible assets, net of accumulated amortization
    of $1,216,750 and $1,100,450                               --        116,290
Video Cost                                                  262,583      262,583
Officer loan receivable                                     176,866      311,304
                                                          ---------    ---------

TOTAL OTHER ASSETS                                          439,449      690,177
                                                          ---------    ---------

                                                          $ 446,693    $ 769,128
                                                          =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Vendor Deposit                                            $  30,000    $    --
Note payable, current portion of long-term debt             230,000      230,000
                                                          ---------    ---------

TOTAL CURRENT LIABILITIES                                   260,000      230,000
                                                          ---------    ---------


LONG TERM DEBT                                              310,000      285,000
                                                          ---------    ---------


TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                    (123,307)     254,128
                                                          ---------    ---------

                                                          $ 446,693    $ 769,128
                                                          =========    =========

See notes to financial statements


                    MILLENNIUM DIRECT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,


                                                           2002          2001
                                                        (Unaudited)   (Unaudited)

SALES                                                  $  13,397      $  16,540

COST OF SALES                                              9,917         10,282
                                                       ---------      ---------

GROSS PROFIT                                               3,480          6,258
                                                       ---------      ---------



COST AND EXPENSES:
     Selling and marketing expenses                       38,991         36,544
     General and administrative expenses                 341,923        441,204
     Impairment loss                                        --          116,209
                                                       ---------      ---------


TOTAL COST AND EXPENSES                                  380,914        593,957
                                                       ---------      ---------

NET LOSS                                               $(377,435)     $(587,699)
                                                       =========      =========


BASIC LOSS PER SHARE                                   $   (0.02)     $   (0.04)
                                                       =========      =========


DILUTED LOSS PER SHARE                                 $   (0.02)     $   (0.04)
                                                       =========      =========











See notes to financial statements





                    MILLENNIUM DIRECT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,


                                                        2002            2001
                                                     (Unaudited)     (Unaudited)

SALES                                                 $   2,928       $   1,910

COST OF SALES                                             1,687             607
                                                      ---------       ---------

GROSS PROFIT                                              1,241           1,303
                                                      ---------       ---------


COST AND EXPENSES
    Selling and marketing expenses                           14           4,369
    General and administrative expenses                  88,281          97,751
     Impairment loss                                       --              --
                                                      ---------       ---------

TOTAL COST AND EXPENSES                                  88,295         102,120
                                                      ---------       ---------


NET LOSS                                              $ (87,055)      $(100,817)
                                                      =========       =========


BASIC LOSS PER SHARE                                  $   (0.00)      $   (0.01)
                                                      =========       =========


DILUTED LOSS PER SHARE                                $   (0.00)      $   (0.01)
                                                      =========       =========








See notes to financial statements





                    MILLENNIUM DIRECT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                           2002          2001
                                                        (Unaudited)  (Unaudited)

NET LOSS                                                 $(377,435)    (587,699)
Adjustments to reconcile net loss to
     net cash used in operating activities:

         Depreciation and amortization                     118,191      203,028

         Common stock issued for services                     --         45,544

Changes in operating assets and liabilities:

        (Increase) Decrease in Accounts receivable            --        (11,090)

        (Increase) Decrease in Inventory                    32,105         --

        Increase (Decrease) in Accrued expenses            (79,800)

        Increase (Decrease) in Vendor deposits             30, 000         --
                                                         ---------    ---------


NET CASH USED IN OPERATING ACTIVITIES                     (197,139)    (430,017)
                                                         ---------    ---------



FINANCING ACTIVITIES:
Decrease (Increase) in notes receivable - stockholder      134,438      (11,096)
                                                                      =========
          Increase in long term debt                        25,000         --

          Issuance of common stock                            --        116,209
                                                         ---------    ---------


NET CASH PROVIDED BY FINANCING ACTIVITIES                  159,438      105,113
                                                         ---------    ---------

INCREASE (DECREASE) IN CASH                                (37,701)    (324,904)

CASH - BEGINNING OF PERIOD                                  43,468      371,144
                                                         ---------    ---------

CASH - END OF PERIOD                                     $   5,767    $  46,240
                                                         =========    =========




See notes to financial statements




                    MILLENNIUM DIRECT, INC. AND SUBSIDIARIES

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                ADDITIONAL
                                                   COMMON        PAID-IN      ACCUMULATED     SUBSCRIPTION
                                   SHARES          STOCK         CAPITAL        DEFICIT        RECEIVABLE     TOTAL

 BALANCES
 DECEMBER 31, 1999                 1,410,264    $       845    $ 2,732,972   $(1,532,997)   $      --      $ 1,200,820

 Net Loss                                                                     (1,192,905)                   (1,192,905)
Common stock issued
 Sales                             8,000,000            400       999, 600                     (437,500)       562,500
Issuance for services              7,692,000            385        211,145                                     211,530
                                 -------------------------------------------------------------------------------------
BALANCES
DECEMBER 31, 2000                 17,102,264          1,630      3,943,717    (2,725,902)      (437,500)       781,945
 NET LOSS                                                                       (665,727)                     (665,727)
 Common stock issued
   Issuance in connection with
   merger                          1,162,000            116        116,093                                     116,209
    Issuance for services          5,702,668            568         21,133                                      21,701
                                  -------------------------------------------------------------------------------------
 BALANCE
 DECEMBER 31, 2001                23,966,932          2,314      4,080,943    (3,391,629)      (437,500)       254,128
NET Loss                                                                        (377,435)                     (377,435)
                                  -------------------------------------------------------------------------------------
 BALANCE
 SEPTEMBER 30, 2002               23,966,932    $     2,314    $ 4,080,943   $(3,769,064)   $  (437,500)   $  (123,307)
                                  ====================================================================================









See notes to financial statements


                    MILLENNIUM DIRECT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

--------------------------------------------------------------------------------


1.         FINANCIAL STATEMENT


The balance sheet at the end of the preceding year was derived from the audited balance sheet contained in the Company's prior year-end financial statements and is presented for comparative purposes. All other financial statements are unaudited. All unaudited amounts are subject to year-end adjustments and audit, but the Company believes all adjustments, consisting only of normal and recurring adjustments necessary to present fairly the financial condition, results of operations and changes in cash flows for the interim periods, have been made. The results of operation for interim periods are not necessarily indicative of the operating results for the full year.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Millennium Direct, Inc. (the "Company") was organized under the laws of the State of Delaware on September 13, 1994, as Kid Rom Inc. On April 3, 2001, the Company filed Form 8-K12G-3/A with the Securities and Exchange Commission. This Form reported the merger of Millennium Direct, Inc. and Blue Capital Associates, Inc. in a stock for stock exchange. The Company operates in two divisions:

           1.   Skin care products, and
           2.   Entertainment and educational videos.

        Management's discussion and analysis contains various forward-looking statements. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or use of negative or other variations or comparable terminology.

        The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in the forward-looking statements, that these forward-looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

Net sales, which are solely attributable to residual sales of our skin care products from previous campaigns totaled $13,397 for the nine months ended September 30, 2002; a decrease of $3,143 from $16,540 for the nine months ended September 30, 2001 or 28%. This decrease is attributable to the lack of any active marketing campaign for our TheraCel products.

Cost of sales totaled $9,917 for the nine months ended September 30, 2002; a decrease of $365 from $10,282 for the nine months ended September 30, 2001. This increase is primarily the result of reduced sales.

Selling and marketing expenses increased approximately $2,500 to approximately $39,000 during the nine months ended September 30, 2002 as compared to approximately $36,500 during the nine months ended September 30, 2001. This increase was the result of negotiations with several marketing companies to establish the terms of a new marketing agreement.

General and administrative expenses decreased by approximately $99,300 to approximately $341,900 during the nine months ended September 30, 2002 from $441,200 for the nine months ended September 30, 2001 or approximately 22%. This decrease was primarily attributable to decreases in expenditures for consulting and professional fee.

As a result of the above, the Company's net loss for the nine months ended September 30, 2002 totaled $377,435 or $.02 per share compared to a net loss of $587,699 or $.04 per share for the nine months ended September 30, 2001.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

Net sales, which are solely attributable to residual sales of our skin care products from previous campaigns totaled $2,928 for the three months ended September 30, 2002; an increase of $1,028 from $1,910 for the three months ended September 30, 2001 or 54%. This increase is attributable to a slight increase in residual sales during this three month period.

Cost of sales totaled $1,687 for the three months ended September 30, 2002; an increase of $1,080 from $607 for the three months ended September 30, 2001. This increase is solely attributable to increased sales in units.

Selling and marketing expenses decreased approximately $4,355 to $14 during the three months ended September 30, 2002 as compared to approximately $4,369 during the three months ended September 30, 2001. This decrease is attributable to the non-promotion of product during the three-month period.

General and administrative expenses decreased approximately $9,500 or 9.7% to $88,281 during the three months ended September 30, 2002 as compared to $97,751 during the three months ended September 30, 2001 due to reduced spending on professional fees.

As a result of the above, the Company's net loss for the three months ended September 30, 2002 totaled $87,055 compared to a net loss of $100,817 for the three months ended September 30, 2001.


               FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCE

Historically, we have financed our working capital requirements through internally generated funds, the sale of shares of our common stock, and proceeds from short-term borrowings, convertible debentures, and notes payable. As of September 30, 2002, we had a working capital deficit (current assets less current liabilities) of approximately $252,800. We believe we can continue operations for the next twelve months solely with the cash we have on hand and the continued repayments by the principal shareholders of their loan receivables. To enable us to meet a portion of our obligations as they become due, our Chairman and our CEO have both agreed to allow the Company to defer compensation pursuant to their employment agreements of approximately $110,000, in the aggregate that will accrue in 2002 until after December 31, 2002.

The Company is currently testing a 30-minute TheraCel infomercial in several cable markets. The product will be offered at several price points in different markets. The Company anticipates placing orders for product to be able to satisfy the initial roll out of the TheraCel product by the infomercial in the first quarter in 2003. Prior to the roll-out of the TheraCel product the Company will not require significant capital because pursuant to our agreement with Impact Product Development, Inc., Impact has agreed to advance us the funds necessary to pay for the costs associated with the distribution and marketing of the TheraCel product in connection with the infomercial. In addition, Impact has agreed to advance to the Company the funds required to purchase inventory needed to satisfy product requirements in connection with the roll-out of the TheraCel infomercial. Impact will be reimbursed for these payments from a merchant account into which all revenues earned and received from the sale of the product will be deposited.

We may seek to issue corporate debt or equity securities in order to meet additional cash needs for the coming year. Any debt incurred or issued by us may be secured or unsecured, fixed or variable rate interest and may be subject to such terms, as our board of directors deems prudent. Any sales of equity securities may be at or below current market rates for our common stock. We expect any proceeds from such additional credit or sale of securities to be used primarily in the marketing and development of our skin care products and children's videos, and in the reduction of short-term liabilities. No assurance can be given that we will be successful in generating sufficient capital from new borrowings or from the sale of our securities to adequately fund our liquidity needs.

We do not believe that inflation had a significant impact on our results of operations for the periods presented. On an ongoing basis, we attempt to minimize any effects of inflation on our operating results by controlling operating costs, and, whenever possible, seeking to insure that product price rates reflect increases in costs due to inflation.

Item 3. Controls and Procedures

(a) DISCLOSURE CONTROLS AND PROCEDURES . Within 90 days before filing this report, the Company valuated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that it designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission. George Balis, the Company's Chief Executive Officer and Principal Accounting Officer, supervised and participated in this evaluation. Based on this evaluation, Mr. Balis concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective.

(b) INTERNAL CONTROLS. Since the date of the evaluation described above, there have not been any significant changes in the Company's internal accounting controls or in other factors that could significantly affect those controls.



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

(A) Exhibits.

           99.1 Certification of George Balis pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B) Reports on Form 8-K.

           No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

                                   SIGNATURES

           In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                    MILLENNIUM DIRECT, INC.

Date: November 21, 2002                            /S/ GEORGE BALIS
                                                   ----------------
                                                   GEORGE BALIS, CEO, SECRETARY
                                                   AND PRINCIPAL
                                                   ACCOUNTING OFFICER

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                    b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                    c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 21, 2002                        /S/ GEORGE BALIS
                                               ------------------
                                               George Balis
                                               Title:  Chief Executive Officer,
                                               Secretary and
                                               Principal Accounting Officer